Form 10-Q
period 1995-03-31
MERIDIAN INSURANCE GROUP INC
filed 1995-05-09
CIK 809801

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------

Commission file number 0-11413


                         MERIDIAN INSURANCE GROUP, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Indiana                                         35-1689161
- - -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)



                           2955 North Meridian Street
                                 P.O. Box 1980
                             Indianapolis, IN  46206
                     --------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (317) 931-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


                   6,767,683 Common Shares at March 31, 1995


The Index of Exhibits is located at page 12 in the sequential numbering system. Total pages: 12

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

        Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the entire year.

                These quarterly interim financial statements are unaudited.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                   as of March 31, 1995 and December 31, 1994

                                                                                         March 31           December 31
                                                                                           1995                 1994
                                                                                        ----------          -----------
                                                                                       (Unaudited)
                     ASSETS
                     ------
Investments:
    Fixed maturities--held to maturity, at amortized cost
        (market value $4,736,000 and $4,772,000)  . . . . . . . . . . . . . .          $  4,318,193         $  4,389,117
    Fixed maturities--available for sale, at market
        (cost $203,498,000 and $203,374,000)  . . . . . . . . . . . . . . . .           201,729,946          191,483,830
    Equity securities, at market
        (cost $18,052,000 and $20,005,000) .  . . . . . . . . . . . . . . . .            18,341,078           18,377,530
    Short-term investments, at cost, which approximates market  . . . . . . .             3,650,177            3,884,997
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . .             1,033,990            1,085,271
                                                                                       ------------         ------------
            Total investments . . . . . . . . . . . . . . . . . . . . . . . .           229,073,384          219,220,745

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,471,867              843,398
Premiums receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,474,939            2,491,976
Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . .             2,971,990            3,063,515
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .            12,366,522           11,977,429
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,248,676            2,280,788
Reinsurance receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,286,632           32,703,457
Prepaid reinsurance premiums  . . . . . . . . . . . . . . . . . . . . . . . .             2,455,751            2,619,792
Due from Meridian Mutual Insurance Company  . . . . . . . . . . . . . . . . .             6,977,169            6,810,483
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,355,570            9,394,448
                                                                                       ------------         ------------
            Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          $301,682,500         $291,406,031
                                                                                       ============         ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 60,162,341         $ 59,663,286
Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . . . .           125,496,659          123,754,650
Other post-retirement benefits  . . . . . . . . . . . . . . . . . . . . . . .             1,125,554            1,101,155
Reinsurance payables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,965,885            5,890,675
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,961,999            6,743,826
                                                                                       ------------         ------------
            Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .           198,712,438          197,153,592

Shareholders' equity:
    Common shares, no par value, authorized 20,000,000 shares;
       issued 6,794,263 at March 31, 1995, and 6,769,343 at
       December 31, 1994; outstanding 6,767,683 at March 31,
       1995, and 6,742,763 at December 31, 1994   . . . . . . . . . . . . . .            44,064,012           43,930,722
    Contributed capital . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,058,327           15,058,327
    Unrealized depreciation of investment securities, net
       of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (974,736)          (7,281,724)
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,822,459           42,545,114
                                                                                       ------------         ------------
            Total shareholders' equity  . . . . . . . . . . . . . . . . . . .           102,970,062           94,252,439
                                                                                       ------------         ------------
            Total liabilities and shareholders' equity  . . . . . . . . . . .          $301,682,500         $291,406,031
                                                                                       ============         ============


The accompanying notes are an integral part of the consolidated financial statements.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                         1995                 1994
                                                                                     ------------         ------------
Premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $34,816,414          $31,887,134
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,628,505            3,615,064
Realized investment gains . . . . . . . . . . . . . . . . . . . . . . . . . . .           95,782               51,001
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          126,245              180,401
                                                                                     -----------          -----------
           Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,666,946           35,733,600

Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . . . . .       24,344,558           25,323,576
General operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,572,859            3,829,353
Amortization expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,244,446            6,876,408
                                                                                     -----------          -----------
           Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,161,863           36,029,337
                                                                                     -----------          -----------

Income (loss) before income taxes . . . . . . . . . . . . . . . . . . . . . . .        3,505,083             (295,737)
Income taxes (benefit):
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          780,000             (317,000)
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (26,000)            (339,000)
                                                                                     -----------          -----------
           Total income taxes (benefit) . . . . . . . . . . . . . . . . . . . .          754,000             (656,000)
                                                                                     -----------          -----------

           Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,751,083          $   360,263
                                                                                     ===========          ===========

           Weighted average shares outstanding  . . . . . . . . . . . . . . . .        6,753,885            6,735,869
                                                                                     ===========          ===========

Per share results:

        Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      0.41          $      0.05
                                                                                     ===========          ===========





The accompanying notes are an integral part of the consolidated financial statements.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)




                                                                                              Unrealized
                                                                                             Appreciation
                                                             Common        Contributed      (Depreciation)       Retained
                                                             Shares          Capital        of Investments       Earnings
                                                            --------      -------------     --------------       --------
Balance January 1, 1994 . . . . . . . . . . . . . .       $43,855,319      $15,058,327       $   491,027        $35,041,862
Cumulative effect of accounting change for
 certain investments, net of deferred
 income taxes . . . . . . . . . . . . . . . . . . .                --               --         4,417,201                 --
Net income  . . . . . . . . . . . . . . . . . . . .                --               --                --            360,263
Unrealized depreciation of investment
 securities, net of deferred income
 taxes  . . . . . . . . . . . . . . . . . . . . . .                --               --        (4,582,714)                --
Dividends ($0.06 per share) . . . . . . . . . . . .                --               --                --           (404,162)
Vested restricted common shares . . . . . . . . . .            35,584               --                --                 --
Exercise of stock options for 200 common
 shares . . . . . . . . . . . . . . . . . . . . . .             1,150               --                --                 --
                                                          -----------      -----------       -----------        -----------
Balance March 31, 1994  . . . . . . . . . . . . . .       $43,892,053      $15,058,327       $   325,514        $34,997,963
                                                          ===========      ===========       ===========        ===========


Balance January 1, 1995 . . . . . . . . . . . . . .       $43,930,722      $15,058,327       $(7,281,724)       $42,545,114
Net income  . . . . . . . . . . . . . . . . . . . .                --               --                --          2,751,083
Unrealized appreciation of investment
 securities, net of deferred income
 taxes  . . . . . . . . . . . . . . . . . . . . . .                --               --         6,306,988                 --
Dividends ($0.07 per share) . . . . . . . . . . . .                --               --                --           (473,738)
Exercise of stock options for 24,920
 common shares  . . . . . . . . . . . . . . . . . .           133,290               --                --                 --
                                                          -----------      -----------       -----------        -----------
Balance March 31, 1995  . . . . . . . . . . . . . .       $44,064,012      $15,058,327       $  (974,736)       $44,822,459
                                                          ===========      ===========       ===========        ===========











The accompanying notes are an integral part of the consolidated financial statements.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                         1995                 1994
                                                                                     ------------         ------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,751,083          $   360,263
  Reconciliation of net income to net cash provided (used) by operating activities:
      Deferred policy acquisition costs, net  . . . . . . . . . . . . . . . .           (389,093)             735,484
      Increase (decrease) in unearned premiums  . . . . . . . . . . . . . . .            499,055           (2,775,460)
      Increase in losses and loss adjustment expenses . . . . . . . . . . . .          1,742,009              766,090
      Increase in amount due from Meridian Mutual Ins. Co . . . . . . . . . .           (166,686)            (741,399)
      Increase in reinsurance receivables . . . . . . . . . . . . . . . . . .           (583,175)            (252,337)
      Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . .            (55,049)          (1,782,543)
      Increase in other post-retirement benefits  . . . . . . . . . . . . . .             24,399               25,515
      Increase in reinsurance payables  . . . . . . . . . . . . . . . . . . .          1,075,210              802,985
      Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . .         (1,845,717)          (2,386,095)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            313,133            1,061,580
                                                                                     -----------          -----------
  Net cash provided (used) by operating activities  . . . . . . . . . . . . .          3,365,169           (4,185,917)
                                                                                     -----------          -----------

Cash flows from investing activities:
  Purchase of fixed maturities, available for sale  . . . . . . . . . . . . .         (4,565,620)         (10,061,797)
  Proceeds from sale of fixed maturities, available for sale  . . . . . . . .            831,020            7,847,539
  Proceeds from calls, prepayments and maturity of fixed
      maturities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,667,278            5,089,575
  Purchase of equity securities . . . . . . . . . . . . . . . . . . . . . . .         (1,739,408)          (2,083,225)
  Proceeds from sale of equity securities . . . . . . . . . . . . . . . . . .          3,178,559            2,516,925
  Net decrease in short-term investments  . . . . . . . . . . . . . . . . . .            234,820              765,729
  Decrease (increase) in other invested assets  . . . . . . . . . . . . . . .             51,281             (248,776)
  Increase (decrease) in payable for securities . . . . . . . . . . . . . . .         (2,123,354)             430,813
                                                                                     -----------          -----------
  Net cash provided (used) in investing activities  . . . . . . . . . . . . .         (2,465,424)           4,256,783
                                                                                     -----------          -----------

Cash flows from financing activities:
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (404,566)            (404,450)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . .            133,290                1,150
                                                                                     -----------          -----------
  Net cash used in financing activities . . . . . . . . . . . . . . . . . . .           (271,276)            (403,300)
                                                                                     -----------          -----------

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . .            628,469             (332,434)
Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .            843,398            1,307,654
                                                                                     -----------          -----------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,471,867          $   975,220
                                                                                     ===========          ===========

Net cash provided by operating activities reflects cash payments for income taxes as follows:
     Federal income tax paid  . . . . . . . . . . . . . . . . . . . . . . . .        $ 1,115,000          $   975,000
                                                                                     ===========          ===========





The accompanying notes are an integral part of the consolidated financial statements.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1994. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.


 1.  Related Party Transactions

     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Security"). Security participates in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), a principal shareholder of the Company, in which the underwriting income and expenses of both Meridian Mutual and Security are shared. Security's participation for the three months ended March 31, 1995 and 1994 was 74 percent.

 2.  Reinsurance

     For the three months ended March 31, 1995 and 1994, the effect of reinsurance on the Company's written and earned premium are as follows:

                                            March 31, 1995                        March 31, 1994
                                    -----------------------------         -----------------------------
                                      Written            Earned             Written            Earned
                                    -----------        ----------         -----------        ----------
          Direct  . . . . . .       $36,887,060        $36,225,241        $30,933,471        $33,919,020
          Assumed . . . . . .         1,284,220          1,350,046          1,040,083            957,222
          Ceded . . . . . . .        (2,691,770)        (2,758,873)        (2,597,843)        (2,989,108)
                                    -----------        -----------        -----------        -----------
          Net . . . . . . . .       $35,479,510        $34,816,414        $29,375,711        $31,887,134
                                    ===========        ===========        ===========        ===========

      Reinsurance recoveries recognized during the three month periods ended March 31, 1995 and 1994 were approximately $1,745,000 and $323,000, respectively.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

          FINANCIAL POSITION

          The Company's total assets of $301,683,000 at March 31, 1995 reflect a
          3.5 percent growth over the $291,406,000 at December 31, 1994. The asset growth was primarily attributed to a reduction in unrealized depreciation of approximately $8.3 million on the fixed maturity portfolio categorized as available-for- sale under SFAS No. 115. As of March 31, 1995, nearly 98 percent of the fixed maturity portfolio was classified as available-for-sale and was carried at market value. Total liabilities of $198,712,000 for the 1995 first quarter were up slightly over the $197,154,000 reported at year-end 1994. Increases in reserves for losses, loss adjustment expenses and unearned premiums were nearly offset by the first quarter payment of certain year-end liabilities, such as contingent commissions, employee incentive bonuses and unpaid operating expenses. The growth in loss and loss adjustment expense reserves resulted primarily from increased severity in the Company's commercial auto liability and workers' compensation lines of business. The higher reserve for unearned premiums resulted from an increase in the Company's premium volume.

          The Company's shareholders' equity of $102,970,000 at March 31, 1995 reflects a 9.3 percent growth over year end 1994's $94,252,000. Unrealized gains on investments, net of deferred taxes, of $6,307,000 and net income from operations of $2,751,000 were the primary contributors to the shareholders' equity growth. The Company's book value per share increased to $15.21 from $13.98 at December 31, 1994.

          On February 14, 1995, Meridian Mutual Insurance Company, the principal shareholder of Meridian Insurance Group, Inc., sold its wholly-owned life insurance subsidiary, Meridian Life Insurance Company to Intercontinental Life Corporation. The sale of Meridian Life has no direct impact on the Company's results, but will allow management to focus exclusively on the core property and casualty business.

          RESULTS OF OPERATIONS

          For the three months ended March 31, 1995, the Company recorded net income of $2,751,000, or $0.41 per share. This compares favorably to the 1994 first quarter net income of $360,000, or $0.05 per share. The 1994 results were severely hampered by a large number of property damage claims associated with severe winter storms. Total revenues of $38,667,000 for the first three months of 1995 were 8.2 percent higher than the $35,734,000 reported for the same 1994 period. The increased revenues were attributable to a 9.2 percent growth in earned premiums to $34,816,000 from 1994's $31,887,000. The Company's premium volume reflected growth in all major lines of business despite the continuation of soft market conditions. Net investment income for the 1995 first quarter increased slightly to $3,629,000 from $3,615,000 for the 1994 comparable period. During the first three months of 1995, the Company recorded realized gains on the disposition of invested assets of $96,000, compared to $51,000 for the prior year's first quarter.

          Losses and loss adjustment expenses of $24,345,000 for the first three months of 1995 were 3.9 percent lower than the 1994 first quarter total of $25,324,000. This resulted primarily from milder weather conditions in the midwest during the 1995 first quarter in comparison to the same 1994 period, which was affected by severe winter storms in the months of January and February. Compared to the first quarter of 1994, the Company's results for the current three month period reflect a deterioration in the auto liability lines of business due to increased severity of losses incurred. This deterioration was offset by improvements in the homeowners and commercial multiple-peril property lines as a result of fewer storm related losses in the 1995 first quarter. The net result produced a statutory loss and loss adjustment expense ratio of 70.8 percent for the first quarter of 1995. This compares to the 79.2 percent ratio, which included 8.5 percentage points in catastrophe related losses, for the same 1994 period.

          General operating expenses of $3,573,000 for the most recent quarter decreased 6.7 percent from $3,829,000 reported for the first three months of 1994. The reduced operating expenses were attributed to lower state income taxes and a lower average commission rate. In addition, the current period expense ratio was further reduced by the spreading of other operating costs over a larger premium base. The Company's statutory expense ratio was 31.2 percent for the 1995 first quarter compared to 33.2 percent for the same 1994 period. Amortization expenses of $7,244,000 for the 1995 first quarter represents a 5.4 percent growth over the comparable 1994 period total of $6,876,000. This increase corresponds with the Company's increased premium writings for the three months ended March 31, 1995. The statutory combined ratio of 102.1 percent for the 1995 first quarter improved 10.3 percentage points from the 112.4 percent reported for the same period in 1994.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES




PART II. OTHER INFORMATION


         Item 6.  a. Exhibits.  See index to exhibits.

                  b. No reports on Form 8-K were filed during the period
                     covered by this statement.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MERIDIAN INSURANCE GROUP, INC.



DATE:  April 26, 1995                   By: /s/ Norma J. Oman
       ----------------------               ------------------------------------
                                            Norma J. Oman, President and
                                            Chief Executive Officer


DATE:  April 26, 1995                   By: /s/ Steven R. Hazelbaker
       ----------------------               ------------------------------------
                                            Steven R. Hazelbaker, Chief
                                            Financial Officer and Treasurer

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                   FORM 10-Q
                      For the quarter ended March 31, 1995
                               Index to Exhibits



           Exhibit Number
      Assigned in Regulation S-K
               Item 601                                             Description of Exhibit
     ----------------------------                                   ----------------------
                  (2)                                              No exhibit.

                  (4)                                      4.01    Text of Certificate for Common
                                                                   Shares of Meridian Insurance Group,
                                                                   Inc.  (Incorporated by reference to
                                                                   Exhibit 4.01 to the registrant's Form
                                                                   S-1 Registration Statement
                                                                   No. 33-11413.)

                 (11)                                              No exhibit.

                 (15)                                              No exhibit.

                 (18)                                              No exhibit.

                 (19)                                              No exhibit.

                 (20)                                              No exhibit.

                 (23)                                              No exhibit.

                 (24)                                              No exhibit.

                 (25)                                              No exhibit.

                 (27)                                              Financial Data Schedule.

                 (28)                                              No exhibit.