Form 10-Q
period 1995-06-30
MERIDIAN INSURANCE GROUP INC
filed 1995-08-07
CIK 809801

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-Q

[ X ]
    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                               OR

[   ]
    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to___________________

Commission file number 0-11413


                 MERIDIAN INSURANCE GROUP, INC.

    (Exact name of registrant as specified in its charter)



                Indiana                              35-1689161
    (State or other jurisdiction of      (IRS Employer Identification
     incorporation or organization)       No.)


                   2955 North Meridian Street
                         P.O. Box 1980
                     Indianapolis, IN  46206
            (Address of principal executive offices)


Registrant's telephone number, including area code:  (317) 931-7000

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


                 6,775,430 Common Shares at June 30, 1995


The Index of Exhibits is located at page 14 in the sequential numbering system.
Total pages: 14

        MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

                      These quarterly interim financial statements are unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
              as of June 30, 1995 and December 31, 1994


                                               June 30   December 31
                                                 1995        1994
                                             (Unaudited)
                     ASSETS
Investments:
   Fixed maturities--held to maturity,
   at amortized cost (market value
   $4,281,000 and $4,757,000)              $   4,077,133  $    4,389,117
   Fixed maturities--available for sale,
    at market (cost $209,556,000 and
    $201,577,000)                            211,356,372     191,483,830
   Equity securities, at market
     (cost $19,717,000 and $19,323,000)       21,337,792      18,377,530
   Short-term investments, at cost,
   which approximates market                   4,295,768       4,124,829
   Other invested assets                       1,006,407       1,085,271
                                            -------------  --------------
     Total investments                       242,073,472     219,460,577

Cash                                             246,061         603,566
Premiums receivable                            2,641,303       2,491,976
Accrued investment income                      2,965,395       3,063,515
Deferred policy acquisition costs             12,923,223      11,977,429
Goodwill                                       2,216,564       2,280,788
Reinsurance receivables                       30,414,206      32,703,457
Prepaid reinsurance premiums                   2,700,644       2,619,792
Due from Meridian Mutual Insurance Company     8,007,655       6,810,483
Other assets                                   4,870,136       9,394,448
                                            -------------   -------------
     Total assets                           $309,058,659    $291,406,031
                                            =============   =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                            $62,641,380     $59,663,286
Losses and loss adjustment expenses          124,811,636     123,754,650
Other post-retirement benefits                 1,149,953       1,101,155
Reinsurance payables                           8,893,971       5,890,675
Other liabilities                              4,574,911       6,743,826
                                             ------------    ------------
     Total liabilities                       202,071,851     197,153,592

Shareholders' equity:
   Common shares, no par value,
   authorized 20,000,000 shares;
   issued 6,801,810 at June 30, 1995,
   and 6,769,343 at December 31, 1994;
   outstanding 6,775,430 at June 30,
   1995, and 6,742,763 at
   December 31, 1994                         44,068,778       43,930,722
   Contributed capital                       15,058,327       15,058,327
   Unrealized appreciation (depreciation)
   of investment securities, net
   of deferred income tax                     2,250,596       (7,281,724)
   Retained earnings                         45,609,107       42,545,114
                                            ------------     ------------
     Total shareholders' equity             106,986,808       94,252,439
                                            ------------     ------------
     Total liabilities and shareholders'
     equity                                $309,058,659     $291,406,031
                                           =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          for the three months ended June 30, 1995 and 1994
                             (Unaudited)


                                                 June 30,    June 30,
                                                   1995        1994

Premiums earned                                $35,653,703 $33,473,048
Net investment income                            3,673,903   3,349,745
Realized investment gains                          210,656     129,206
Other income                                        94,387     136,596
                                               ----------- -----------
        Total revenues                          39,632,649  37,088,595

Losses and loss adjustment expenses             27,015,909  24,414,009
General operating expenses                       3,345,441   3,188,530
Amortization expenses                            7,690,371   7,112,556
                                                ----------  ----------
        Total expenses                          38,051,721  34,715,095
                                                ---------- -----------

Income before income taxes                       1,580,928   2,373,500
Income taxes (benefit):
   Current                                         182,000     797,000
   Deferred                                        138,000    (141,759)
                                                 ---------- ----------
        Total income taxes                         320,000     655,241
                                                 ---------- ----------

        Net income                            $  1,260,928 $ 1,718,259
                                                 =========   =========

        Weighted average shares outstanding      6,773,304   6,738,095
                                                 =========   =========

Per share results:

      Net income                               $      0.19 $       .26
                                                ==========  ==========
















The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
           for the six months ended June 30, 1995 and 1994
                             (Unaudited)


                                                 June 30,    June 30,
                                                   1995        1994

Premiums earned                                $70,470,117 $65,360,182
Net investment income                            7,302,408   6,964,809
Realized investment gains                          306,438     180,207
Other income                                       220,632     316,997
                                                ----------  ----------
        Total revenues                          78,299,595  72,822,195

Losses and loss adjustment expenses             51,360,467  49,737,585
General operating expenses                       6,918,300   7,017,883
Amortization expenses                           14,934,817  13,988,964
                                                ----------  ----------
        Total expenses                          73,213,584  70,744,432
                                                ----------  ----------

Income before income taxes                       5,086,011   2,077,763
Income taxes (benefit):
   Current                                         962,000     480,000
   Deferred                                        112,000    (480,759)
                                                ----------  ----------
        Total income taxes (benefit)             1,074,000        (759)
                                                ----------  ----------

        Net income                            $  4,012,011 $ 2,078,522
                                                ==========  ==========

        Weighted average shares outstanding      6,763,648   6,736,988
                                                 =========   =========

Per share results:

      Net income                               $       .59 $      0.31
                                                ==========  ==========
















The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           for the six months ended June 30, 1995 and 1994
                             (Unaudited)


                                                           Unrealized
                                                          Appreciation
                                 Common     Contributed  (Depreciation)   Retained
                                 Shares        Capital   of Investments   Earnings

Balance January 1, 1994        $43,855,319  $15,058,327 $      491,027    $ 35,041,862
Cumulative effect of
  accounting change for
  certain investments,
  net of deferred
  income taxes                      --           --          4,417,201          --
Net income                          --           --             --           2,078,522
Unrealized depreciation of
  investment securities,
  net of deferred income taxes      --           --         (6,707,834)         --
Dividends ($0.12 per share)         --           --              --           (808,465)
Vested restricted common shares     35,584       --              --             --
Exercise of stock options for
  2,525 common shares               14,519       --              --             --
                                ----------    ----------   -----------     -----------
Balance June 30, 1994          $43,905,422   $15,058,327 $  (1,799,606)   $ 36,311,919
                                ==========    ==========   ===========     ===========


Balance January 1, 1995        $43,930,722 $  15,058,327 $  (7,281,724)   $ 42,545,114
Net income                          --            --             --          4,012,011
Unrealized appreciation of
  investment securities, net
  of deferred income taxes          --            --         9,532,320          --
Dividends ($0.14 per share)         --            --             --           (948,018)
Exercise of stock options for
  39,146 common shares             215,089        --             --             --
Repurchase and retirement of
  6,479 common shares              (77,033)       --             --             --
                                ----------   -----------  ------------     -----------
Balance June 30, 1995          $44,068,778 $  15,058,327 $   2,250,596    $ 45,609,107
                                ==========   ===========  ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
           for the six months ended June 30, 1995 and 1994
                             (Unaudited)
                                                 June 30,    June 30,
                                                   1995        1994
Cash flows from operating activities:
 Net income                                     $4,012,011  $2,078,522
 Reconciliation of net income to net cash
 provided (used) by operating activities:
    Deferred policyacquisition costs, net         (945,794)    246,503
    Increase (decrease) in unearned premiums     2,978,094    (756,452)
    Increase in losses and
    loss adjustment expenses                     1,056,986   2,569,826
    Increase in amount due from
    Meridian Mutual Ins. Co                     (1,197,172) (1,655,889)
    Decrease (increase) in
    reinsurance receivables                      2,289,251    (928,757)
    Increase in other assets                       (52,470) (2,298,294)
    Increase in other post-retirement benefits      48,798      51,030
    Increase in reinsurance payables             3,003,296     759,149
    Decrease in other liabilities               (2,233,347) (2,013,913)
    Other, net                                     (25,751)  1,756,892
                                                ----------- -----------
 Net cash provided (used) by
   operating activities                          8,933,902    (191,383)
                                                ----------- -----------

Cash flows from investing activities:
 Purchase of fixed maturities,
 available for sale                            (13,544,917) (14,487,563)
 Proceeds from sale of fixed maturities,
 available for sale                              2,328,180   10,844,346
 Proceeds from calls, prepayments
 and maturity of fixed maturities,
 available for sale                              3,228,629    9,486,981
 Proceeds from calls, prepayments
 and maturity of fixed maturities,
   held to maturity                                145,000        --
 Purchase of equity securities                  (4,217,534) (11,634,658)
 Proceeds from sale of equity securities         4,078,059    6,239,070
 Net increase in short-term investments           (170,939)  (1,190,525)
 Decrease (increase) in other invested assets       78,864     (239,977)
 Increase (decrease) in payable for securities    (476,501)   1,288,097
                                                ----------- ------------
 Net cash provided (used) in
    investing activities                        (8,551,159)     305,771
                                                ----------- ------------

Cash flows from financing activities:
 Dividends paid                                   (878,304)    (808,613)
 Repurchase and retirement of common stock         (77,033)        --
 Exercise of stock options                         215,089       14,519
                                                ----------- ------------
 Net cash used in financing activities            (740,248)    (794,094)
                                                ----------- ------------

Decrease in cash                                  (357,505)    (679,706)
Cash at beginning of period                        603,566    1,307,654
                                                ----------- ------------
Cash at end of period                         $    246,061  $   627,948
                                                =========== ============





The accompanying notes are an integral part of the consolidated financial statements.

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1994. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.


   1. Related Party Transactions
        Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Security"). Security participates in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), a principal shareholder of the Company, in which the underwriting income and expenses of both Meridian Mutual and Security are shared. Security's participation for the three and six months ended June 30, 1995 and 1994 was 74 percent.

   2. Reinsurance
        For the six months ended June 30, 1995 and 1994, the effect of reinsurance on the Company's written and earned premium are as follows:

                            June 30, 1995            June 30, 1994
                          Written      Earned       Written     Earned

       Direct           $76,497,408  $73,424,242  $68,707,309  $69,241,943
       Assumed            2,501,438    2,596,509    2,018,292    2,102,802
       Ceded             (5,631,487)  (5,550,634)  (5,967,304)  (5,984,563)
                         -----------  -----------  ----------- ------------
       Net              $73,367,359  $70,470,117  $64,758,297  $65,360,182
                         ===========  ===========  ==========  ============

        Reinsurance recoveries recognized during the six month periods ended June 30, 1995 and 1994 were approximately $852,000 and $2,069,000, respectively.

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         The Company's total assets of $309,059,000 at June 30, 1995, reflect
         6.1 percent growth over the December 31, 1994, total of $291,406,000. This growth was largely attributable to increased market values of the Company's fixed maturity investment portfolio classified as available-for-sale. At June 30, 1995, the Company had an unrealized gain before deferred tax on this portfolio of approximately $1,800,000 compared to an unrealized loss of approximately $10,093,000 at December 31, 1994. Approximately 98 percent of the Company's fixed maturities are classified as available-for-sale and are carried at market value. Total liabilities of $202,072,000 at June 30, 1995, were 2.5 percent higher than the 1994 year-end total of $197,154,000. Increased reserves for unearned premiums, losses and loss adjustment expenses and reinsurance payables were the contributing factors for the additional liabilities. A high volume of claims associated with a series of wind and hail storms that plagued Meridian's operating territory during May and June was the primary cause for the increased loss reserves and ceded reinsurance payables. The unearned premium reserve growth was reflective of the Company's increased premium volume for the current period.

         The Company's shareholders' equity of $106,987,000 at June 30, 1995, reflects an increase of 13.5 percent over the 1994 year-end total of $94,252,000. Unrealized investment gains, net of deferred income taxes, of $9,532,000 and net income of $4,012,000 were the primary contributors to the growth in shareholders' equity. This growth was partially offset by dividends of $0.14 per share, or $948,000. The Company's book value per share increased to $15.79 from the December 31, 1994, value of $13.98. The June 30, 1995, shareholders' equity and book value per share are the highest in the Company's history.

         Results of Operations
         For the three months ended June 30, 1995, the Company recorded net income of $1,261,000, or $0.19 per share, which is down in comparison to the 1994 second quarter net income of $1,718,000, or $0.26 per share. The results for both periods were hampered by severe wind and hail storms that hit the Midwest with the heaviest impact being in May and June of 1995. Total revenues of $39,633,000 for the 1995 second quarter were 6.9 percent higher than the $37,089,000 reported for the same 1994 period. Growth of 6.5 percent in earned premiums to $35,654,000 from 1994's $33,473,000 was the primary factor in the current period revenue increase. Net investment income of $3,674,000 for the 1995 second quarter increased 9.7 percent over the $3,350,000 for the comparable 1994 period, due primarily to an increase in invested assets. Realized investment gains on the disposition of invested assets for the current three month period was $211,000 compared to $129,000 for the 1994 second quarter.

         Incurred losses and loss adjustment expenses of $27,016,000 for the three-month period ended June 30, 1995, were 10.7 percent higher than the 1994 second quarter total of $24,414,000. As was the case in the 1994 second quarter, the Company's results were impacted by severe weather during the months of May and June. These storms reduced the 1995 second quarter net income by approximately $2,511,000, or $0.37 per share and 1994's net income by $1,439,000, or $0.21 per share. The Company's statutory loss and loss adjustment expense ratio for the 1995 second quarter was 76.0 percent, of which the severe weather contributed approximately 10.7 percentage points. This compares to the 1994 ratio of 73.0 percent, of which 4.2 percentage points were in catastrophe related losses.

         General operating expenses of $3,345,000 for the most recent quarter reflect a 4.9 percent increase from the $3,189,000 reported for the same three-month period in 1994. The Company's statutory expense ratio for the 1995 second quarter was 30.3 percent compared to 30.0 percent for the comparable 1994 period. Amortization expenses of $7,690,000 for the 1995 second quarter represent an 8.1 percent growth over the same 1994 period total of $7,113,000. This increase relates to the Company's increased premium volume for the 1995 second quarter. The statutory combined ratio of 106.3 percent for the 1995 second quarter deteriorated 3.3 percentage points from the
         103.0 percent reported for the same period in 1994, due primarily to increased losses.

         Through the first six months of 1995, the Company reported net income of $4,012,000, or $0.59 per common share. This compares favorably to net income of $2,079,000, or $0.31 for the corresponding 1994 period. The improved 1995 results were primarily attributed to increased revenues and a reduction in the loss ratio. Revenues have grown 7.5 percent to $78,300,000 from $72,822,000 for the comparable 1994 period. Premiums earned, the largest component of the Company's revenue, reflected a growth of 7.8 percent to $70,470,000 from $65,360,000 reported for the 1994 six-month period. The Company's 1995 premium volume reflects growth in all major lines of business and has met Company expectations through the first half of the year despite continued soft market conditions in both personal and commercial lines of business. Net investment income for the first six months of 1995 has increased 4.8 percent over the same 1994 period to $7,302,000 from $6,965,000. This resulted primarily from a larger invested asset base in the current period. The
         Company recorded realized gains on the disposition of invested assets of $306,000 through the first six-months of 1995 compared to $180,000 for the same period one year ago.

         The Company's incurred losses and loss adjustment expenses of $51,360,000 for the current six-month period increased 3.3 percent over 1994's $49,738,000. The statutory loss and loss adjustment expense ratio for the first six months of 1995 was 73.5 percent, which reflects an improvement of 2.5 percentage points from 1994's ratio of 76.0 percent. Improvement in several major lines of business was partially offset by deterioration in personal and commercial automobile lines of business due to increased severity of losses incurred during the first six months of 1995. Year-to-date catastrophe related losses were higher in 1994 and accounted for approximately one percentage point of the improvement.

         General operating expenses of $6,918,000 for the six months ended June 30, 1995, were slightly lower than the $7,018,000 reported for the 1994 period. Contributing to the reduced operating expenses were lower state income taxes and a lower average commission rate during 1995. The Company's statutory expense ratio for the current six month period improved to 30.7 percent from 31.5 percent one year ago. Amortization expenses for the six months ended
         June 30, 1995, were up 6.8 percent to $14,935,000 from $13,989,000 for the comparable 1994 period. This increase was attributable to the Company's gowth in premium volume. The statutory combined ratio of 104.2 percent for the six months ended June 30, 1995, improved
         3.3 percentage points from the 107.5 percent reported for the same period in 1994.

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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   July 26, 1995            By:  /s/ Norma J. Oman
                                      ------------------------------
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:   July 26, 1995            By:   /s/ Steven R. Hazelbaker
                                      ------------------------------
                                         Steven R. Hazelbaker,
                                         Vice President, Chief
                                         Financial Officer and
                                         Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended June 30, 1995
                         Index to Exhibits



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

         (20)                                   No exhibit.

         (23)                                   No exhibit.

         (24)                                   No exhibit.

         (25)                                   No exhibit.

         (27)                                   Financial Data Schedule

         (28)                                   No exhibit.