Form 10-K
period 1995-12-31
MERIDIAN INSURANCE GROUP INC
filed 1996-03-28
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

(Mark one)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

(   )  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from    to    .

Commission File Number: 0-11413

                   MERIDIAN INSURANCE GROUP, INC.
        (Exact name of registrant as specified in its charter)

                 Indiana                          35-1689161
     (State or other jurisdiction of   (I.R.S. EmployerIdentification No.)
      incorporation or organization)

                      2955 North Meridian Street
                            P.O. Box 1980
                    Indianapolis, IN  46206-1980
               (Address of principal executive offices)

Registrant's telephone number, including area code: (317) 931-7000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 9, 1996, based on the closing sales price, was $53,306,445.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,779,375 Common Shares at March 9, 1996.

The Index of Exhibits is located at page 44 in the sequential numbering system. Total number of pages, including cover page: 243.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                         Parts of Form 10-K into Which
        Identity of Document                Document is Incorporated

        Definitive Proxy Statement                  Part III
        with respect to the 1996
        Annual Meeting of Shareholders
        of Registrant

                    MERIDIAN INSURANCE GROUP, INC.
                      ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 1995


           PART I                                                 PAGE

ITEM 1. BUSINESS                                                    4

ITEM 2. PROPERTIES                                                 15

ITEM 3. LEGAL PROCEEDINGS                                          16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16


        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                                        17

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                       18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                        19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                        40


        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        41

ITEM 11. EXECUTIVE COMPENSATION                                    41

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                            41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            41


        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                       42

                                PART I


ITEM 1:  BUSINESS

General
Meridian Insurance Group, Inc. ("the Company"), is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Meridian Security"). Meridian Security has 100 percent ownership in Vernon Fire & Casualty Insurance Company ("Vernon"), which is presently a dormant property and casualty insurance company. The Company also has two non-insurance subsidiaries, Meridian Service Corporation, a service support company, and MarketMasters Agency, Inc., an insurance agency. These two companies are small and have very little impact on the Company's operations.

Approximately 89 percent of the 1995 business for the Company was written by Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana domiciled mutual insurance company that currently owns 46.5 percent of the outstanding common shares of the Company. The Company participates in the underwriting gain or loss on business written by Meridian Mutual pursuant to a reinsurance pooling agreement ("pooling agreement") between Meridian Mutual and Meridian Security which covers all of the property and casualty business of the two companies.

Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 925 independent insurance agencies in the states of Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, and Wisconsin. During the fourth quarter of 1995, Meridian Mutual was granted licenses to write insurance in the states of Iowa, Minnesota and Pennsylvania, however, no direct premiums were written during 1995. Meridian Security is admitted in all states in which Meridian Mutual is licensed, with the exception of Pennsylvania, in which admittance is expected during the first quarter of 1996. Meridian Security writes personal and farm lines policies primarily in the rural areas of Indiana, Kentucky, Ohio, Tennessee, and Wisconsin through approximately 400 independent insurance agencies, many of which are cross-licensed with Meridian Mutual.

Relationships with Meridian Mutual
All of the Company's corporate officers are officers of Meridian Mutual, and six of the nine members of the Company's Board of Directors are directors of Meridian Mutual. Directors of the Company constitute a majority of the members of the Board of Directors of Meridian Mutual. The Company has no employees and is dependent upon Meridian Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Meridian Mutual provides all of the facilities, employees, data processing, and administrative services required to conduct the business of the Company. Underwriting expenses are shared under the pooling agreement between Meridian Mutual and Meridian Security in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual or the Company are paid by the company to which the expense is attributable, and all other operating expenses relating to the business of Meridian Mutual and the Company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

Pooling Agreement
The pooling agreement covers all of the property and casualty insurance written by Meridian Mutual and Meridian Security. Under the pooling agreement, all premiums, losses, loss adjustment expenses and other underwriting and administrative expenses of Meridian Mutual and Meridian Security are shared between the parties in accordance with the participation percentages established under the pooling agreement. The current participation percentages of 74 percent for Meridian Security and 26 percent for Meridian Mutual were established effective May 1, 1993. Prior to the change, the participation percentages were 62 percent for Meridian Security and 38 percent for Meridian Mutual. The participation rates were established with reference to the respective surplus accounts of Meridian Mutual and Meridian Security on the assumption that each company's capacity to underwrite premium income (and, therefore, its share of any gain or loss on insurance underwriting operations) bore a direct relationship to that company's surplus.

The Boards of Directors of the Company and Meridian Mutual have delegated to their respective Audit Committees the responsibility of monitoring the relationships between Meridian Security and Meridian Mutual under the pooling agreement pursuant to such procedures as those Committees may deem necessary and appropriate to allocate the pool participation percentages to each participant of the agreement. The Audit Committees have established guidelines for reviewing the participation percentages at least annually and for referring to the Pooling Committees of the Company and Meridian Mutual any decision to change the participation percentages. Future events that could affect the relationship between the surplus accounts of the parties include the receipt by Meridian Mutual of dividends on the common shares of the Company held by it, changes in the capital structure of Meridian Security, changes in the asset values of Meridian Mutual or Meridian Security, or different effective rates of income taxation which disproportionately affect the surplus of the two companies.

The Company and Meridian Mutual have conflicting interests with respect to the establishment of the respective ratios of Meridian Security and Meridian Mutual under the pooling agreement, and conflicts may arise between the Company and Meridian Mutual relating to the allocation of expenses not related to insurance underwriting, business and investment philosophies, profit objectives, cash management, dividend policy and other matters. The business and operations of the Company are integrated with and dependent upon the business and operations of Meridian Mutual. Management of Meridian Mutual determines which expenses are associated with underwriting operations (and therefore shared by Meridian Mutual and Meridian Security under the pooling agreement), and also selects and values the assets and liabilities transferred between the two companies pursuant to the pooling agreement. The pooling agreement contains no specific provisions regarding the procedures to be followed in making these decisions.

In arriving at decisions involving matters in which Meridian Mutual has an interest, the directors of the Company will be governed by their fiduciary duties to the Company and its shareholders, but those directors who also are directors of Meridian Mutual also owe fiduciary duties to the policyholders of Meridian Mutual and no procedures have been established under which those decisions would be made by disinterested directors. The terms of the pooling agreement preclude conflicts which could arise in deciding which risks are to be insured by each of the participants by making the results of the operations of both participants dependent on the results of the total business covered by the pooling agreement.

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company. In the event of a termination of the pooling agreement, Meridian Security would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to Meridian Security the liabilities ceded to it by Meridian Security, and each party would receive from the other assets in an amount equal to the amount of the policy liabilities received by it. The Company would continue to own all of the outstanding common shares of Meridian Security and the Company's assets would consist of investments and other assets in an amount approximately equal to consolidated shareholders' equity. In the event of termination of the business relationships between the Company and Meridian Mutual, Meridian Security would have no underwriting, claims processing, data processing operations or other administrative services. However, Meridian Security would have limited sales operations through their independent agency force.

The approval of the Indiana Insurance Commissioner is required to change the participation percentages of the parties to the pooling agreement or to terminate the pooling agreement; however, the requirement for such approvals is for the protection of the policyholders of Meridian Security and Meridian Mutual and not for the protection of shareholders of the Company. The Company intends that Meridian Security will continue its participation in the pooling agreement, absent some unforeseen change in circumstances.

A. M. Best Company, Inc., Ratings
Since 1993, Meridian Mutual and Meridian Security have maintained a rating of "A" (excellent) (a group rating) by A. M. Best Company, Inc. ("Best"). Best is an independent company which rates insurance companies on the basis of their opinion as to the financial position and operating performance. Best's ratings are based upon factors related to the capacity of the insurer to make payment of its obligations to policyholders and do not relate to the protection of investors or indicate expected investment results.

Operations
In the following discussion of operations, the term "Meridian" refers to the operations of the property and casualty insurance business of Meridian Mutual and Meridian Security covered by the pooling agreement. Effective January 1, 1994, the property and casualty insurance operations of Vernon were assumed by Meridian Security through an assumption reinsurance agreement, which in turn became part of the pooling agreement. The marketing strategies and reserving methods used by Vernon remained the same. The underwriting of the farmowners line of business was integrated with Meridian Mutual's and the remaining lines were underwritten separately by Meridian Mutual employees. The insurance products, which now bear Meridian Security's name, continued to be marketed in Indiana and were expanded into Kentucky, Ohio, Tennessee and Wisconsin during 1995. The former Vernon agents were licensed with Meridian Security and were given the opportunity to be cross-licensed with Meridian Mutual.

Underwriting
The underwriting division of Meridian is responsible for establishing risk-selection guidelines for Meridian's agents and underwriters and monitors policy issuance to insure adherence to the established guidelines. The underwriting division also determines the pricing of Meridian's products and is responsible for the development of new products and enhancements. The underwriting division works closely with Meridian's sales representatives and consults regularly with Meridian's agents to assess current market conditions.

In establishing prices, the underwriting division analyzes studies of statistical and actuarial data concerning the impact of price changes in the markets served by Meridian and considers data compiled by industry organizations. This allows Meridian to more accurately assess the anticipated costs of risks underwritten.

Over the past several years, Meridian has emphasized efforts to improve underwriting in order to reduce its loss ratio. Processes such as re-underwriting the existing book of business, monitoring unprofitable agents, improving rate adequacy and the consolidation of four district offices into the home office facility have resulted in an improvement in the Company's statutory combined ratio from 105.3 percent in 1991 to 100.2 percent in 1995. Currently, the Company is focused on reducing underwriting expenses in order to further improve the combined ratio. Beginning in 1994, Meridian began to re-engineer and re-design certain core processes. The implementation of these re-engineered processes and the continued refinement of the automated systems contributed to a 1.5 percentage point reduction in the loss adjustment and operating expense ratio's during 1995. Management believes that the continuation of these processes in 1996 will further reduce the Company's underwriting ratio.

Products and Marketing
Meridian Mutual writes a broad line of property and casualty insurance including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Meridian Security writes private passenger automobile, homeowners, farmowners, and other personal lines coverages. Meridian markets all of its insurance through independent insurance agents, and development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. Meridian Mutual's agency network numbers approximately 925 independent insurance agencies spread throughout eight states. Meridian Security maintains its own agency network of approximately 400 independent insurance agencies in five states, many of which are cross-licensed with Meridian Mutual. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 2 percent of the total written premium during 1995. Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business may be terminated by Meridian, subject to compliance with applicable state laws.

Each agency enters into a standard agency agreement, under which the agency is authorized to sell and bind insurance coverage in accordance with procedures specified in the agreement and in accordance with Meridian's underwriting guidelines, as well as to collect and remit premiums. The agency receives as a commission a percentage of the premium for each policy written. Meridian offers a direct billing service to its agents, under which premium statements are provided to the insured and the insured pays the premiums directly to Meridian. Meridian pays the same commission rates on company-billed and agency-billed policies, thereby allowing agencies to reduce administrative costs without a reduction in commission income. The amount of company-billed business in 1995 was approximately 79 percent of Meridian's net premiums written. Meridian offers an annual incentive trip to agents who meet qualifying requirements that are set each year by Meridian.
In addition, Meridian offers an agency profit-sharing agreement in which agencies attaining prescribed premium volume and meeting prescribed profitability requirements receive a bonus.

Meridian has established agency councils which meet regularly with members of management to discuss the concerns of the agents. These councils are encouraged to suggest ways for Meridian to improve its operations and service to the individual agents.

Meridian has developed separate growth strategies with respect to the personal, commercial and farm lines of business. With respect to personal lines, Meridian believes that continued improvements in service to agents and policyholders and the development of additional product enhancements will increase penetration of existing markets. By emphasizing strict adherence to underwriting guidelines and targeting selected lines of business, Meridian believes moderate growth in personal lines business is achievable without significantly increasing risk exposure.

Meridian has identified several segments of its commercial lines markets in which management believes Meridian can compete effectively. Meridian has and will continue to focus on the mid-sized accounts in the $15,000 to $100,000 range of annual premium volume in addition to its traditional business with smaller accounts. In an effort to increase Meridian's penetration in commercial markets, Meridian has increased its number of commercial field underwriters to work closely with designated larger volume agents in developing new commercial accounts.

The strategy with respect to farm lines emphasizes increased penetration of existing markets by targeting small to medium sized, family-owned farms which meet Meridian's underwriting guidelines. Management believes Meridian enjoys a competitive advantage in this target market because of its regional focus and due to the fact that some national insurers have vacated this market.

The following table sets forth for the periods indicated the net premiums written, the net underwriting gain (loss), loss ratios, expense ratios and combined ratios for the Company's insurance operations, prepared in accordance with statutory accounting principles. The combined ratio does not reflect investment income, federal income taxes, or other non-underwriting income or expense, all of which are included in determining net income.

                                  Year Ended December 31,
                           1995     1994     1993     1992     1991
                                   (Dollars in thousands)
Premium Written
Personal lines:
 Automobile              $59,444  $54,205  $55,291  $48,468  $49,164
 Homeowners               19,526   16,667   17,407   14,510   14,447
 Other                     5,190    4,035    3,894    3,226    3,355
  Total personal lines    84,160   74,907   76,592   66,204   66,966

Farmowners                 8,166    7,099    7,544    6,373    6,291

Commercial lines:
 Automobile               13,107   11,972   11,556    8,363    7,587
 Workers' compensation    22,438   21,894   19,264   12,518   10,394
 Commercial multi-peril   19,548   19,414   18,842   14,417   14,863
 Other                     1,323      859      995    1,052    1,002
  Total commercial lines  56,416   54,139   50,657   36,350   33,846
  Total premium written $148,742 $136,145 $134,793 $108,927 $107,103

Net Underwriting
  Gain (Loss)           $ (1,610)$ (2,751)$ (5,536)$ (3,900)$ (6,158)

Loss Ratio
Personal lines:
 Automobile                 75.0%    69.2%    65.8%    71.4%    71.6%
 Homeowners                 81.2     82.9     77.8     91.0     75.3
 Other                      43.7     53.9     64.7     61.4     59.7
   Total personal lines     74.6%    71.5%    68.4%    75.1%    71.8%

Farmowners                  69.6%    64.4%    68.5%    78.0%    58.0%

Commercial lines:
 Automobile                 89.1%    80.0%    65.3%    65.9%    69.5%
 Workers' compensation      58.6     62.7     79.9     71.1     92.4
 Commercial multi-peril     45.8     70.3     67.4     50.4     68.5
 Other                      47.4    (14.0)    35.1     64.7    119.3
   Total commercial lines   61.0%    68.1%    71.0%    61.3%    77.4%
   Total loss ratio         69.2%    69.8%    69.4%    70.8%    72.7%

Expense Ratio               31.0%    32.0%    32.4%    32.3%    32.6%

Combined Ratio             100.2%   101.8%   101.8%   103.1%   105.3%

Claims
Meridian's claim division is responsible for developing and implementing policies and procedures for the payment and disposition of claims and for establishing claim reserves. In connection therewith, it resolves questions concerning policy coverage and manages reinsurance recoveries and salvage and subrogation matters. Claims litigation is managed in conjunction with Meridian's legal division.

All claim services for Meridian are handled through claim service centers in Indianapolis, Indiana; Louisville, Kentucky; and East Lansing, Michigan. Insurance claims on policies underwritten by Meridian are normally investigated and settled by Meridian claim adjusters. Independent adjusters are employed as needed to handle the occasional overload of claims and in territories in which the volume of claims is not sufficient to justify having company claim adjusters.

Meridian claim adjusters have authority to settle claims within policy limits, subject to direction and control by a claim manager or supervisor. All claims estimated to have a potential value of $50,000 or more are supervised by examiners at the home office, and all claims in excess of $100,000 must be approved by the claim division director and, if litigation is involved, the legal division director. A claim review committee provides for the periodic evaluation of larger claims to enhance the investigation and decision-making process. The committee reviews claims reserved in excess of $100,000, and any other claims involving special circumstances in order to make decisions as to investigations and/or settlement values.

Reserves
Loss reserves are estimates at a given time, based on facts then known, of what an insurer predicts its exposure to be in connection with incurred losses. Loss adjustment expense reserves are estimates of the ultimate liability of the expenses in settling all claims, including investigation and litigation costs resulting from such claims. The ultimate liability of the insurer for all losses and loss adjustment expenses reserved at any point in time may be greater or less than these estimates.

Meridian maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Meridian follows two principal methods of establishing reserves. For coverages which involve a large volume of claims of relatively small amounts such as automobile property damage, comprehensive and collision insurance, reserves are maintained on an average basis by reference to the number and amount of paid claims. Adjustments to average reserves are made quarterly, based on the claims experience for the prior quarter. Reserves for other claims are established on a case-by-case basis pursuant to which a reserve amount is assigned to each claim when reported, based primarily upon an investigation of the circumstances surrounding each claim, consideration of the liability and the damages, and the insurance policy provisions relating to the claim. During the claim settlement process, it may become necessary to adjust estimates of future liability as additional facts regarding individual claims become known.

Meridian also establishes reserves for claims which have been incurred but which have not been reported, utilizing a statistical model based on historical experience. Reserves established pursuant to this statistical model also are designed to correct historical deficiencies or redundancies in the reserves established on a case-by-case basis. Meridian consults with an independent actuarial firm on a quarterly basis concerning the adequacy of its reserves.

Meridian believes that reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of settling reported and unreported claims, net of reinsurance, anticipated salvage and subrogation receipts, and other recoveries. Loss reserves are not discounted to present value. Inflation is implicitly provided for in calculating reserves through analysis of cost trends and review of historical reserve estimates.

The following table sets forth a three-year reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the Company.

                                           Year Ended December 31,
                                          1995       1994      1993
                                               (In thousands)

  Balance at beginning of period        $123,755   $119,764  $ 95,106
  Less reinsurance recoverables           31,815     30,134    23,100
  Net balance at beginning of period      91,940     89,630    72,006

     Incurred related to:
       Current year                      104,585     99,444    92,996
       Prior years                        (5,461)    (5,473)   (6,374)
          Total incurred                  99,124     93,971    86,622

     Paid related to:
       Current year                       61,792     55,216    48,107
       Prior years                        36,899     36,445    20,891
          Total paid                      98,691     91,661    68,998

     Net balance at end of period         92,373     91,940    89,630
     Plus reinsurance recoverables        31,204     31,815    30,134
     Balance at end of period           $123,577   $123,755  $119,764

The reconciliation for 1995 shows an approximately $5.5 million reduction in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in 1994 and prior accident years for all of the Company's major lines of business with the exception of the commercial automobile line were the primary factors in the most recent period reduction. The Company also experienced favorable underwriting trends from its involvement in the involuntary National Workers' Compensation Pool.

The following table shows the calendar-year development of the unpaid losses and loss adjustment expenses of the Company's pooled business for each of the last ten years. The Company was formed in 1987, thus the reserve development for years prior to that date was based on the statutory combined reserves and development of Meridian Security.

The top line of the table shows the estimated reserves for losses and loss adjustment expenses as recorded by the Company for each of the indicated years. These reserves represent the estimated amount of net unpaid losses and loss adjustment expenses for claims arising on or before December 31 of each year, including claims that had not yet been reported. The data in the upper portion of the table reflect the cumulative payments made as they have developed through time. The payments are expressed as a percentage of the year-end reserves shown in the top line. The data in the lower portion show the change in the reserve estimate over time.

A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were re-evaluated to less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were re-evaluated at more than the originally reserved amount.

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1995 but incurred in 1990 is included in the cumulative redundancy amount for each of the years from 1990 through 1994. The table does not present accident or policy-year development data. Reserves increased significantly from 1986 to 1989 principally as a result of an increase in private passenger automobile as a percentage of the total business written by the Company, and related increases in the frequency and severity of claims. Additionally, reserves in 1988 were increased by approximately $5.0 million to adjust for the adverse loss development trends experienced in 1985 through 1987. Increases in Meridian Security's share of the pooled loss and loss adjustment expense reserves also contributed significantly to the increase in reserves. Meridian Security's participation increased from 8 percent in 1985, to 44 percent on December 1, 1986, to 62 percent on April 1, 1987, and to the current level of 74 percent on May 1, 1993. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.

                                                         Year Ended December 31,
                          1995    1994    1993    1992    1991    1990    1989    1988    1987    1986    1985
                                                         (Dollars in thousands)
Net reserves for losses
 & loss adjustment
 expenses               $92,373 $91,939 $89,630 $72,006 $68,102 $64,742 $62,281 $53,569 $43,899 $26,819 $ 8,360

Cumulative paid as
 a percent of year-
 end reserves:
  One year later                  39.0%   40.7%   29.0%   42.4%   46.6%   46.1%   47.2%   57.4%   41.6%  -57.5%
  Two years later                         59.0%   51.7%   55.0%   68.5%   68.9%   68.1%   79.7%   74.0%  -11.4%
  Three years later                               62.6%   67.5%   74.7%   81.3%   81.3%   90.3%   93.6%   42.2%
  Four years later                                        74.9%   81.6%   84.1%   87.4%   97.0%  102.3%   74.3%
  Five years later                                                85.7%   88.0%   88.6%   99.9%  107.2%   86.3%
  Six years later                                                         90.1%   90.7%  100.1%  109.7%   94.5%
  Seven years later                                                               92.3%  101.4%  110.3%   98.5%
  Eight years later                                                                      102.7%  111.4%   99.4%
  Nine years later                                                                               113.2%  102.0%
  Ten years later                                                                                        107.4%

Reserves re-estimated
 as a percent of
 year-end reserves:
  One year later                  92.9%   92.3%   93.6%   97.5%  103.2%   99.7%  102.3%  112.8%  109.6%   87.9%
  Two years later                         89.0%   84.6%   93.0%   99.0%  100.7%  100.6%  112.7%  120.1%  106.7%
  Three years later                               83.3%   89.0%   97.9%   99.2%  100.4%  109.5%  122.9%  123.2%
  Four years later                                        89.3%   95.3%   99.3%   99.7%  110.0%  120.0%  126.9%
  Five years later                                                96.3%   97.9%  100.3%  109.2%  119.3%  122.0%
  Six years later                                                         98.4%   99.5%  110.6%  119.6%  122.9%
  Seven years later                                                              100.0%  109.9%  122.6%  124.6%
  Eight years later                                                                      110.6%  123.0%  134.7%
  Nine years later                                                                               124.4%  136.0%
  Ten years later                                                                                        141.0%

Redundancy (deficiency)            7.1%   11.0%   16.7%   10.7%    3.7%    1.6%    0.0%  -10.6%  -24.4%  -41.0%

Reinsurance
Meridian follows the customary industry practice of limiting its exposure by ceding to reinsurers a portion of the premiums received and risks assumed under the policies reinsured. Reinsurance is purchased to reduce a net liability on individual risks to predetermined limits and to protect against multiple losses from a single catastrophe or a series of catastrophes. Although reinsurance does not discharge an insurer from its primary liability for claims up to the full limits of the policies, it makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Employers Reinsurance Corporation, rated "A++" by Best, is the Company's main reinsurer providing property and liability excess of loss coverage. Meridian uses a large number of reinsurers for property catastrophe and facultative coverages to reduce the effect of a default by any one reinsurer. Most of these companies are rated "A- " or better by Best, or an equivalent rating by other recognized independent rating agencies. Reinsurers not rated by Best or another independent agency are analyzed and approved by Meridian's reinsurance broker, E. W. Blanch, and by Meridian personnel.

The reinsurance purchased by Meridian includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis and require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). The amount of coverage under Meridian's treaty reinsurance depends upon the amount, nature, and size of the risks insured. For liability insurance, an excess of loss treaty provided for recovery of losses over $200,000 per occurrence up to limits of between $1.0 million and $5.0 million depending on the line of business. For property insurance, an excess of loss treaty provided for the recovery of losses over $200,000 up to $4.0 million per occurrence. Separate catastrophe coverage provided for recovery of 95 percent of catastrophic losses in excess of an aggregate retention of $3.25 million per catastrophic event, up to a limit of $50.0 million. The catastrophe coverage is intended to protect the Company from a loss occurrence directly occasioned by any one disaster, accident or loss or a series of disasters, accidents or losses arising out of a single "event," as that term is defined in the relevant reinsurance agreements. Meridian Mutual and Meridian Security are each named as insured parties under these treaty reinsurance contracts, and the coverage described herein applies to all risks written by these companies. Meridian Security retains risk according to its percentage participation under the pooling agreement. On both property and liability coverages, facultative reinsurance is purchased by Meridian to cover exposure from loss over the limits provided under treaty reinsurance. The risks shared by Meridian Mutual and Meridian Security under the pooling agreement consist of only the net risks remaining after the ceding of reinsurance to third party reinsurers.

Meridian also maintains a multiple-event catastrophe loss treaty to provide protection for multiple catastrophe events that fall below the $3.25 million single event retention level noted above but are large enough in aggregate to cause significant loss exposure. Under this contract, catastrophe property losses (defined as those in excess of $150,000) are accumulated for the calendar year to a retention of $4.9 million. Once the accumulated losses exceed this retention, recovery is available from the reinsurers at a rate of 95 percent of the covered losses in excess of the retention to a limit of $9.9 million.

In 1995, the Company had an excess catastrophe coverage agreement which was classified as a "funded cover" reinsurance contract that expired on December 31, 1995. Over the four years this contract was in-force, the Company paid premiums that exceeded the losses and expenses paid by the reinsurers, therefore, a "profit sharing" return premium of approximately $1,360,000 was due the Company at December 31, 1995. This amount was received in January, 1996. In lieu of this contract, Meridian increased its catastrophe retention to $6.0 million in 1996 from the $3.25 million retention that had been in effect for 1995. Coverage limits under the continuing catastrophe contracts have been raised from $50 million in 1995 to $65 million for 1996.

As of December 31, 1995, the Company had approximately $31.2 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $14.7 million was recoverable from Employers Reinsurance Corporation and approximately $16.1 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of Meridian's reinsurance contracts is renegotiated annually. If the relationships between Meridian and its current reinsurers were to be terminated, Meridian believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company ("Celina") to purchase the right to renew a select book of commercial lines business. Under this agreement, Celina transferred approximately $6 million of its Pennsylvania commercial lines annualized premiums to Meridian Mutual along with access to approximately 80 independent insurance agents located in the state of Pennsylvania. This transaction was recorded as assumed written premium, which will become earned over the next twelve months. Renewals of the assumed policies will be recorded as direct business of Meridian Mutual. Meridian Mutual's underwriting results related to this business will be pooled with Meridian Security.

At December 31, 1995, the Company reflected unearned premiums of approximately $2.1 million and ceding commissions of approximately $409,000, which are deferred on the Company's books until the premiums become earned.

Aside from the indemnity reinsurance agreement described above, Meridian assumes a limited amount of reinsurance from third parties. This business accounted for approximately 3.5 percent of net premiums written in 1995.

Investments
Investments of the Company are principally held by Meridian Security and Vernon, which are subject to regulation by the Indiana Department of Insurance. The investment decisions are made pursuant to guidelines established by the Company's Finance and Investment
Committee. This committee is made up of five directors of the Company, three of whom are also directors of Meridian Mutual. All investment transactions are reviewed by this committee.

The investment guidelines established by the Finance and Investment Committee are intended to reflect a prudent approach to managing invested assets. Investments are required to be diversified by type of issuer, type of security and type of industry. Specific restrictions prohibit investments in real estate mortgages unless the related credit instruments are collateralized by federal or government agencies, and also limit the amount which may be invested in common stocks, based upon the premium-to-surplus ratio of the Company.

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 1995 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair market value. In 1994, the Company's portfolio included both securities expected to be held to maturity and those available for sale. The Company invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 33.9 percent and 30.7 percent of the total fixed maturity portfolio at December 31, 1995 and 1994, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 16.5 percent of the total fixed maturity portfolio of the Company for each of the periods ended December 31, 1995 and 1994.

The weighted average maturity of the Company's bonds and sinking fund preferred stocks is approximately eleven years. However, as a result of the number of early calls and prepayments, management believes the anticipated weighted average effective maturity of the bonds and sinking fund preferred stocks is approximately six years.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $58.3 million at December 31, 1995. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the Company's improved profitability, the Company, as approved by the investment committee, has increased its equity security holdings over the past two years. Equity securities consist solely of common stocks and had a fair market value of $31.1 million and $18.4 million at December 31, 1995 and 1994, respectively. Equity securities accounted for 12.2 percent and 8.4 percent of the total investment portfolio at December 31, 1995 and 1994, respectively.

Regulation
Numerous aspects of the business and operations of Meridian Mutual and Meridian Security are subject to supervision and regulation in each state in which they transact business. The primary purpose of state supervision and regulation is the protection of policyholders. The extent of such regulation varies among states but generally derives from state statutes which delegate regulatory, supervisory, and administrative authority to state insurance departments. The authority of state insurance departments generally extends to the establishment of solvency standards which must be met and maintained by insurers, the licensing of insurers and agents, the nature of and limitations on investments and premium rates, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, the payment of dividends, the establishment of premium rates and the settlement of claims. State insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

The regulatory agencies of each state have statutory authority to enforce their laws and regulations through various administrative orders, civil and criminal enforcement proceedings, and the suspension or revocation of certificates of authority. In extreme cases, including insolvency, impending insolvency and other matters, a regulatory authority may take over the management and operation of an insurer's business and assets.

Meridian Mutual and Meridian Security are admitted as insurers in the states of Illinois, Indiana, Iowa, Michigan, Minnesota, Kentucky, Ohio, Tennessee, and Wisconsin. Meridian Mutual is also licensed to transact insurance business in the state of Pennsylvania. Under insolvency or guaranty laws in the states in which Meridian Mutual and Meridian Security operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. Additionally, Meridian Mutual and Meridian Security are required to participate in various mandatory pools or underwriting associations. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a percentage (2 percent in Iowa, Minnesota, Pennsylvania, and Wisconsin, 1.5 percent in Ohio and 1 percent in Illinois, Indiana, Michigan, Kentucky, and Tennessee) of the annual direct premiums written by the company in the state in question with respect to the affected line of business.

The Company is subject to statutes governing insurance holding companies. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, and material transactions between the Company and its insurance subsidiaries not in the ordinary course of business.
The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of the states in which they do business, and the payment of dividends by the insurance subsidiaries to the Company is subject to certain limitations. See
Note 9 of Notes to Consolidated Financial Statements. Certain transactions between the Company and its insurance subsidiaries including changes in the terms of the pooling agreement and certain loan transactions, if any, may be effected only upon prior approval thereof by the Indiana Insurance Commissioner. Certain transactions deemed to constitute a "change in control" of the Company, including a party's purchase of 10 percent or more of the outstanding common shares, are all subject to approval by the Indiana Insurance Commissioner.

Changes in the laws or regulations to which the Company is subject could adversely affect the operations of the Company. Specific regulatory developments which could materially adversely affect the operations of the Company include, but are not limited to, the potential repeal of the McCarran-Ferguson Act (which exempts insurance companies from a variety of federal regulatory requirements) and rate rollback legislation. The Company will continue to monitor current developments closely.

Competition
The property and casualty insurance industry is highly competitive. Meridian Mutual and Meridian Security competes with other property and casualty insurers both in the recruitment and retention of qualified agents and in the sale of insurance products to consumers. The Company believes the principal competitive factors in its markets to be service to agents and policyholders and price. Success in recruiting and retaining agents is dependent upon the administrative support provided to agents, commission rates, and the ability of the insurer to provide products that meet the needs of the agent and the agent's customers.

In selling its insurance products, Meridian Mutual and Meridian Security compete with other insurers writing through independent agents (including insurers represented by the independent agents who represent Meridian), with insurers having their own agency organizations and with direct sellers of insurance products. There are numerous companies competing for business in the geographic areas in which Meridian Mutual and Meridian Security operate. No single company dominates the marketplace, but many of Meridian's competitors have more established national reputations and substantially greater financial resources and market share than Meridian.

Employees
The Company has no employees and relies upon Meridian Mutual to provide all management and administrative services required by the Company. Meridian Mutual employs approximately 500 people. The Company believes that Meridian Mutual's relationship with its employees is satisfactory.

Audit Practices
The Board of Directors has an Audit Committee composed of three directors who are not employees of the Company or its affiliates. Usually meeting in conjunction with the Meridian Mutual Audit Committee, the committee monitors the Company's financial reporting and internal control systems and reviews the work of internal audit.

The Company retains the firm of Coopers & Lybrand L.L.P. as independent accountants to perform an independent audit of the financial statements of the Company and its affiliates. The audit is conducted in accordance with generally accepted auditing standards. The independent accountants have unlimited access to, and meet regularly with, the Audit Committees.

Pending Acquisition
On February 8, 1996, the Company announced its intent to acquire Citizens Security Group Inc. ("Citizens") for approximately $29 million in cash. This pending acquisition will fit well into the Company's plan for geographic expansion into additional Midwestern and North Central states. When the acquisition of Citizens is completed, the Company's operating territory will expand into four additional states: Minnesota, Missouri, North Dakota and South Dakota; and its
revenue base will increase in Iowa, Ohio and Wisconsin.   The Company
will gain control of Citizens Security Mutual Insurance Company as a result of the acquisition. Direct written premiums for the Citizens' affiliated companies were approximately $50 million in 1995. Underwriting results of Citizens are expected to be incorporated into a pooling arrangement with Meridian Mutual and Meridian Security. On March 22, 1996, the Company and Citizens executed a definitive acquisition agreement. This acquisition is conditioned upon the approval of Citizens' shareholders, Citizens Mutual's policyholders and the insurance departments of Indiana, Minnesota and Ohio. It is expected that the acquisition will be completed by June 30, 1996.

ITEM 2:  PROPERTIES

The headquarters building of the Company and Meridian Mutual is owned by Meridian Mutual and is located near downtown Indianapolis, Indiana. The building is a multi-level structure containing approximately 205,000 square feet of office space. During 1995, construction was completed on a 75,000-square-foot addition to the home office facility. This expansion allowed the Company and Meridian Mutual to enhance and enlarge its operational work areas and create a brighter, more open environment. The expansion also allowed Meridian to consolidate the two Indianapolis satellite offices, which were being leased, into the home office facility.

In 1995, Meridian Mutual sold its 27,000-square-foot district service office facility in Louisville, Kentucky. Due to consolidations which led to staff reductions in the Louisville office, the Company and Meridian Mutual now jointly lease office space of approximately 6,500 square feet in Louisville. Meridian also leases a claim service center in Lansing, Michigan and a district service office in Columbus, Ohio.

ITEM 3:  LEGAL PROCEEDINGS

The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of their business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                               PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

Market Information
The Company's common stock has traded on the Nasdaq Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of February 22, 1996, approximately 46.5 percent of the common stock was owned by Meridian Mutual and the balance was spread among approximately 264 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 1,300. The number of Common Shares outstanding on February 22, 1996, totaled 6,779,375. Information relating to the common stock is available through the Nasdaq Stock Market System and the following table sets forth the high and low closing sale prices of the common stock for each quarter of 1995 and 1994.

                              1995               1994
     Quarter Ended         High   Low         High   Low
     March 31             $12.00 $10.00      $12.13 $10.13
     June 30               13.50  11.25       11.25   9.50
     September 30          14.13  11.25       11.00  10.00
     December 31           15.50  13.00       11.00   9.75

Dividend Policy
Beginning with the first quarter of 1995, the Company increased its quarterly cash dividend to $0.07 per common share. In 1993 and 1994, the Company paid out quarterly dividends of $0.06 per share. The continued payment of dividends is reviewed quarterly by the Board of Directors in relation to changes in the financial condition and results of operations of the Company. The ability of the Company to pay dividends is dependent upon the receipt of dividends from its insurance company subsidiaries, which are subject to state laws and regulations which restrict their ability to pay dividends. See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                                           Year Ended December 31,
                                   1995     1994     1993     1992     1991
                              (In thousands, except per share data and ratios)
Operating data:
 Premiums earned                $143,866 $135,002 $125,902 $108,097 $105,685
 Net investment income            14,564   13,996   13,569   12,620   11,953
 Realized investment gains         1,538      286      890      540    1,408
 Other income (expense)             (146)      54     (115)     182      305
   Total revenues                159,822  149,338  140,246  121,439  119,351

 Losses and loss
   adjustment expenses            99,124   93,971   86,622   75,980   79,308
 General operating expenses       14,156   14,527   14,935   12,742   12,451
 Amortization expenses            30,820   29,304   27,039   22,695   22,283
   Total expenses                144,100  137,802  128,596  111,417  114,042

 Income before taxes and
   change in accounting method    15,722   11,536   11,650   10,022    5,309
 Income taxes                      4,105    2,415    2,765    1,797      733
 Income before change in
   accounting method              11,617    9,121    8,885    8,225    4,576
 Changes in accounting method:
   Other post-retirement benefits     --       --       --     (651)      --
   Accounting for income taxes        --       --      526       --       --
Net income                      $ 11,617 $  9,121 $  9,411 $  7,574 $  4,576

Weighted average shares
   outstanding                     6,770    6,740    6,139    4,945    4,911

Net income per share            $   1.72 $   1.35 $   1.53 $   1.53 $   0.93

Dividends declared per share    $   0.28 $   0.24 $   0.24 $   0.18 $   0.00

Underwriting ratios (statutory basis):
 Loss and loss adjustment
   expense ratio                   69.2%    69.8%    69.4%    70.8%    72.7%
 Expense ratio                     31.0     32.0     32.4     32.3     32.6
 Combined ratio                   100.2%   101.8%   101.8%   103.1%   105.3%

Balance sheet data at end of period:
 Total investments (1)          $254,694 $219,461 $221,197 $169,277 $160,655
 Total assets                    322,588  291,406  285,936  221,534  181,459
 Total liabilities               204,346  197,154  191,490  154,935  122,107
 Shareholders' equity            118,243   94,252   94,447   66,599   59,352
Shareholders' equity per share  $  17.45 $  13.98 $  14.02 $  13.42 $  12.09

(1) The 1995 and 1994 investments reflect the Company's adoption of SFAS No. 115 (See Note 1 of the Notes to the Consolidated Financial Statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company continues to strive for profitable growth and has made several advances in that area during the past year. Through a reinsurance pooling agreement between Meridian Mutual and Meridian Security, the Company currently receives 74 percent of all the property and casualty business of the combined insurance operations. During the fourth quarter of 1995, Meridian Mutual and Meridian Security gained admittance to the states of Iowa and Minnesota. Meridian Mutual was also granted a license to write property and casualty business in the state of Pennsylvania, with Meridian Security expecting to receive regulatory approval for admission during the first quarter of 1996. Meridian Security charted new territory in 1995 by beginning to write personal and farm lines policies in the states of Kentucky, Ohio, Tennessee, and Wisconsin.

On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company ("Celina"), covering a book of commercial lines business. Under this agreement, Celina will transfer approximately $6 million of its Pennsylvania commercial lines annual premiums to Meridian Mutual along with access to approximately 80 independent insurance agents located in the state of Pennsylvania. Since this transaction occurred at the end of the year, it had no impact on the Company's 1995 statement of income. Meridian Mutual's underwriting results related to this business will be pooled with Meridian Security's.

On February 8, 1996, the Company announced its intent to acquire Citizens Security Group Inc. ("Citizens") for approximately $29 million in cash. This pending acquisition will fit well into the Company's plan for geographic expansion into additional Midwestern and North Central states. When the acquisition of Citizens is completed, the Company's operating territory will expand into four additional states: Minnesota, Missouri, North Dakota and South Dakota; and its
revenue base will increase in Iowa, Ohio and Wisconsin.   The Company
will gain control of Citizens Security Mutual Insurance Company as a result of the acquisition. Direct written premiums for the Citizens' affiliated companies were approximately $50 million in 1995. Underwriting results of Citizens are expected to be incorporated into a pooling arrangement with Meridian Mutual and Meridian Security.

During 1995, the Company continued implementation of processes that were re-engineered during 1994. Personal computer based client server technology is now in use to support the data gathering activities and rating of four major lines of business. A commercial lines select business unit was organized to handle certain commercial accounts by identifying those that require further underwriter scrutiny, and assigning those accounts to underwriters with the appropriate level of authority. Resulting productivity improvements were as high as forty percent for some of the affected transactions. These productivity gains allow the Company to increase policy counts with minimal staffing increases.

During 1996, the Company expects to install an automated personal lines underwriting system that will enable policies meeting certain criteria to be issued without manual review, thus reducing costs without increasing risk. If an application for certain types of policies receives a passing grade electronically, the policy will be automatically issued. If the application is "kicked out" electronically for any number of reasons, it is then passed on to an underwriter for further review. We believe this is how automation can be used to assure consistent underwriting compliance and cost-effectively leverage the experience of senior underwriters.

The Company has made substantial progress in automated agency interface. Meridian began uploading private passenger automobile and homeowners policy information from 121 agencies during 1995. Information is entered on the agencies' computer systems and then transmitted directly to Meridian's computer system. Uploading and downloading reduce the duplication of efforts by both agency and company personnel for processing policies. By the end of 1995, over 300 agencies were receiving policy information downloaded directly
from Meridian's mainframe computer.   Plans for 1996 include adding
approximately 200 more upload agencies and 75 more download agencies.

Results of Operations

1995 Compared to 1994

In 1995, the Company reported record highs in net income of $11.6 million and earnings per common share of $1.72. This compares to 1994 net income of $9.1 million and $1.35 per share. The improved results were primarily attributed to increased revenues and a reduction in all three components of the combined underwriting and expense ratio.
Total revenues increased 7.0 percent to $159.8 million from $149.3 million while the 1995 statutory combined ratio improved to 100.2 percent from 101.8 percent for 1994.

Net premiums earned for 1995 reflected 6.6 percent growth to $143.9 million from 1994's $135.0 million. This growth was attributed to nearly all major lines of business. Meridian's personal lines production for 1995 experienced growth of 8.7 percent. This was primarily attributed to the homeowners and private passenger automobile lines of business, which reflected earned premium growth of
9.7 percent and 7.6 percent, respectively. Farmowners achieved earnings growth of 10.2 percent, while Meridian's commercial lines of business grew 3.1 percent over the 1994 level. The increase in commercial lines was attributed primarily to 8.9 percent growth in the commercial automobile line and 6.7 percent increase in voluntary workers' compensation business. Depressing the commercial lines growth was a reduction of nearly $600,000 in assumed earned premiums from the National Workers' Compensation Pool ("NWCP"). This partially resulted from actions taken by Meridian to control the type of workers' compensation business it would accept in states where the NWCP was unprofitable. The commercial lines growth was also hampered by soft market conditions, primarily in the state of Michigan where premium volume declined from the 1994 level. Meridian has addressed its products, rates and personnel in the state of Michigan and will continue to monitor these actions for improved results. Total policy count, on a pooled basis, for 1995 increased by approximately 7,000 policies, or 3.0 percent, over the 1994 total.

Net investment income for 1995 increased 4.1 percent to $14.6 million from $14.0 million in 1994 resulting primarily from a larger invested asset base. A reduction in the Company's pre-tax net investment yield to 6.1 percent in 1995 from 6.4 percent in 1994 primarily was a result of a greater proportion of common stocks and tax-exempt bonds in the investment portfolio and increased investment expenses. During 1995 the Company realized gains on the disposition of invested assets of $1.5 million compared to $0.3 million of realized gains for the prior year. Such gains were realized primarily on the sale of common stocks and have an insignificant effect on future investment yields.

The Company's incurred losses and loss adjustment expenses of $99.1 million for 1995 increased 5.5 percent over 1994's $94.0 million, primarily as a result of the increased volume of business. The statutory loss and loss adjustment expense ratio improved to 69.2 percent in comparison to 69.8 percent for the previous year. The Company reflected improved results in its commercial multiple-peril, homeowner and workers' compensation lines of business. The loss ratio for commercial multiple-peril improved significantly from 1994's ratio of 55.5 percent to a 37.6 percent ratio in 1995. Homeowners also recorded a reduction from 72.9 percent in 1994 to 71.0 percent in 1995. A reduction in liability claims for the current period was the primary reason for the improvement in these lines of business. The Company also experienced improved underwriting results in both the
voluntary and involuntary workers' compensation lines.   Partially
offsetting these improvements was deterioration in the personal and commercial automobile and farmowners lines of business. The loss ratio for personal and commercial auto increased to 67.4 percent from
61.4 percent in 1994 primarily as a result of increased severity. The deterioration in the farmowners loss ratio to 60.7 percent for 1995 from 56.5 percent in 1994 was caused by a rise in liability claims.

General operating expenses incurred during 1995 of $14.2 million decreased 2.6 percent from $14.5 million reported for 1994. Lower state income taxes, reduced assessments from the NWCP and certain economies of scale were the primary contributors to the expense reduction. The reduced expenses, combined with a slight reduction in the Company's average commission rate, produced a statutory expense ratio of 31.0 percent for the current period compared to 32.0 percent for the prior year. Amortization expenses of $30.8 million for the 1995 period increased 5.2 percent from $29.3 million, corresponding with the Company's growth in premium volume.

The Company's effective tax rate in 1995 increased to 26.1 percent compared to the prior year's 20.9 percent. This increase was attributed to an overall growth in taxable income causing the Company to be subject to less relative impact of tax-exempt income and the dividends received deduction.

1994 Compared to 1993

Net income for 1994 was $9.1 million, or $1.35 per share of common stock. This compares to income before change in accounting method of $8.9 million, or $1.45 per share for 1993 on approximately 601,000 fewer weighted average shares outstanding. The cumulative effect of the accounting change for income taxes added $526,000, or $.08 per share, to the 1993 results.

The Company's net premiums earned in 1994 increased 7.2 percent to $135.0 million from the $125.9 million reported in 1993. Commercial lines growth of $5.1 million came primarily from the workers' compensation and commercial package products. Personal lines premiums grew $3.5 million in 1994, with the majority of growth seen in the personal automobile and homeowners lines of business. Farmowners products reported growth of $0.5 million. Total 1994 year-end policy count for all Meridian lines increased 3.1 percent over 1993.

Net investment income of $14.0 million represents an improvement of
3.1 percent over the 1993 total of $13.6 million. The Company's effective investment yield for 1994 declined to 6.4 percent from 7.0 percent in 1993. A greater emphasis on the purchase of tax-exempt municipal bonds and equity securities produced a lower average portfolio yield. Realized gains of $0.3 million declined from the $0.9 million reported at year-end 1993.

The Company's statutory loss and loss adjustment expense ratio deteriorated slightly from the 69.3 percent reported in 1993 to 69.8 percent for 1994. The year-end loss ratio for commercial auto was
80.0 percent compared to 65.4 percent reported in 1993. Increase in liability claim frequency accounts for the higher ratio in this line. However, improvement was seen in the voluntary workers' compensation results from the 69.6 percent reported in 1993 to 50.7 percent reported at year-end 1994, due to both an increase in earned premiums and a decline in the average loss payment. Meridian continues to monitor the legislative environment for workers' compensation in our operating states to optimize underwriting results.

General operating expenses totaled $14.5 million, a slight decrease from the $14.9 million reported in 1993. Reduced commission expenses were partially offset by an increase in state income taxes. Higher deferred acquisition costs relating to increased premium volume caused the Company's amortization expense to grow by 8.4 percent to $29.3 million from the $27.0 million reported in 1993.

The Company's effective tax rate for 1994 was 20.9 percent compared to
23.7 percent for 1993. A larger proportion of tax exempt interest and the dividends received deduction contributed to the effective rate reduction.

Liquidity and Capital Resources

The Company's primary need for liquidity is to pay shareholder dividends, and its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. (See Note 9 of the Notes to Consolidated Financial Statements.) The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature.

Approximately 86 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 26 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. The Company has no exposure to high risk derivatives in its portfolio.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category which are carried at market value. In 1995, the carrying values for these investments increased significantly. As a result, the Company at December 31, 1995 recorded unrealized gains in the bond portfolio of approximately $4.1 million, net of deferred income taxes. At year-end 1994, the Company recorded unrealized losses on the bond portfolio of approximately $6.7 million, net of deferred income taxes. Net unrealized appreciation of investments added $1.01 to the Company's $17.45 book value per share at December 31, 1995, compared to unrealized losses causing a decrease of $1.08 per share in December 31, 1994's book value of $13.98.

On February 8, 1996, the Company announced that it has entered into a letter of intent to acquire Citizens Security Group, Inc. of Red Wing, Minnesota for approximately $29 million in cash. The transaction is subject to the execution of a definitive acquisition agreement and approvals by state regulatory authorities, the companies' boards of directors and Citizens' common and preferred shareholders. It is anticipated that the acquisition will be completed by mid-1996. Approximately 60 percent of the cash will be generated from the sale of a portion of Meridian Security's investment portfolio with the balance likely to be financed with bank debt. Such acquisition financing has not yet been finalized. This acquisition is expected to generate approximately $35 to $40 million of net premium writings in seven states, four of which the Company does not currently operate in.

Beginning in 1994, state insurance regulators required companies to calculate Risk Based Capital ("RBC"). RBC is the capital required to cover the varying degrees of risk inherent in a company's assets, loss reserves, underwriting, and reinsurance. The "company action level" RBC is the minimum amount of capital required in order to avoid regulatory action. Meridian Security's adjusted capital of $89.4 million in 1995 is over four times the required minimum.

Impact of Inflation

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss adjustment expenses is known. The Company attempts to anticipate increases from inflation in establishing rates, subject to limitations imposed for competitive pricing.

The Company considers inflation when estimating liabilities for losses and loss adjustment expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss adjustment expenses are management's estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of inflation, the normally higher investment yields may partially offset potentially higher claims and expenses.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS                        Page

       Report of Independent Accountants                 24

       Financial Statements:
       Consolidated Statement of Income                  25
       Consolidated Balance Sheet                        26
       Consolidated Statement of Shareholders' Equity    27
       Consolidated Statement of Cash Flows              28
       Notes to Consolidated Financial Statements        29

                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Meridian Insurance Group, Inc.


We have audited the accompanying consolidated balance sheet of Meridian Insurance Group, Inc., and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Insurance Group, Inc., and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for certain investments in debt and equity securities in 1994, and its method of accounting for income taxes in 1993.


                                      Coopers & Lybrand L.L.P.

Indianapolis, Indiana
February 16, 1996

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
         for the Years Ended December 31, 1995, 1994 and 1993


                                                    December 31,
                                           1995         1994         1993

Premiums earned                        $143,865,821 $135,001,881 $125,902,355
Net investment income                    14,563,820   13,995,984   13,568,919
Net realized investment gains             1,538,281      285,701      890,052
Other income (expense)                     (146,345)      54,623     (114,865)

      Total revenues                    159,821,577  149,338,189  140,246,461

Losses and loss adjustment expenses      99,123,849   93,970,529   86,621,891
General operating expenses               14,155,631   14,527,021   14,935,470
Amortization expenses                    30,820,058   29,304,576   27,039,135

      Total expenses                    144,099,538  137,802,126  128,596,496

Income before taxes and change in
   accounting method                     15,722,039   11,536,063   11,649,965
Income taxes (benefit)
 Current                                  3,554,000    2,574,000    3,368,000
 Deferred                                   551,000     (159,000)    (603,000)

      Total income taxes                  4,105,000    2,415,000    2,765,000

Income before change in
  accounting method                      11,617,039    9,121,063    8,884,965
Cumulative effect of change in
  accounting method:
   Accounting for income taxes                   --           --      525,804
      Net income                       $ 11,617,039 $  9,121,063 $  9,410,769

Weighted average shares outstanding       6,770,081    6,739,712    6,138,706

Per share data:
 Income before change in
   accounting method                   $       1.72 $       1.35 $       1.45
 Change in accounting method:
   Accounting for income taxes                   --           --         0.08
      Net income                       $       1.72 $       1.35 $       1.53


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                   as of December 31, 1995 and 1994

                                                           December 31,
                                                        1995         1994
       ASSETS
Investments:
   Fixed maturities--available for sale, at market
      value (cost $213,816,000 and $201,577,000)    $220,036,772 $191,483,830
   Fixed maturities--held to maturity, at amortized
      cost (market value $0 and $4,757,000)                   --    4,389,117
   Equity securities, at market
      (cost $26,961,000 and $19,323,000)              31,119,875   18,377,530
   Short-term investments, at cost, which
      approximates market                              2,483,338    4,124,829
   Other invested assets                               1,053,905    1,085,271
           Total investments                         254,693,890  219,460,577

Cash                                                     935,098      603,566
Premium receivable, net of allowance for bad debts     2,642,425    2,491,976
Accrued investment income                              2,942,194    3,063,515
Deferred policy acquisition costs                     13,354,600   11,977,429
Goodwill                                               2,152,339    2,280,788
Reinsurance receivables                               32,469,285   32,703,457
Prepaid reinsurance premiums                           2,617,138    2,619,792
Due from Meridian Mutual Insurance Company             9,358,803    6,810,483
Other assets                                           1,422,444    9,394,448
      Total assets                                  $322,588,216 $291,406,031

       LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                 $123,577,240 $123,754,650
Unearned premiums                                     64,558,695   59,663,286
Other post-employment benefits                         1,298,378    1,101,155
Reinsurance payables                                   6,863,626    5,890,675
Other liabilities                                      8,047,610    6,743,826
      Total liabilities                              204,345,549  197,153,592

Shareholders' equity:
  Common shares, no par value, Authorized-20,000,000
  Issued-6,803,185 and 6,769,343, Outstanding-
  6,776,805 and 6,742,763 at December 31, 1995 and
  1994, respectively                                  44,076,685   43,930,722
  Contributed capital                                 15,058,327   15,058,327
  Unrealized appreciation (depreciation) of
  investments, net of deferred income taxes            6,842,245   (7,281,724)
  Retained earnings                                   52,265,410   42,545,114
      Total shareholders' equity                     118,242,667   94,252,439
      Total liabilities and shareholders' equity    $322,588,216 $291,406,031


The accompanying notes are an integral part of the consolidated financial statements.


                 MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               for the Years Ended December 31, 1995, 1994 and 1993


                                                           Unrealized                 Unearned
                                                          Appreciation               Restricted
                                 Common     Contributed  (Depreciation)   Retained     Common
                                 Shares       Capital    of Investments   Earnings     Shares
Balance at January 1, 1993    $24,391,097   $15,058,327   $     2,722   $27,147,210   $      --
Net income                             --            --            --     9,410,769          --
Sale of 1,725,000 shares of
 common stock                  19,458,000            --            --            --          --
Stock issue costs                (494,040)           --            --            --          --
Unrealized appreciation of
 equity securities, net of
 deferred income taxes                 --            --       488,305            --          --
Dividends ($0.24 per share)            --            --            --    (1,516,117)         --
Issuance of 49,667 restricted
 common shares                    526,504            --            --            --    (526,504)
Vested restricted common shares    33,758            --            --            --     432,004
Exercise of stock options for
 6,000 common shares               34,500            --            --            --          --
Forfeiture of 9,000
 restricted common shares         (94,500)           --            --            --      94,500
Balance at December 31, 1993   43,855,319    15,058,327       491,027    35,041,862           0
Cumulative effect of accounting
 change for certain investments,
 net of deferred income taxes          --            --     4,417,201            --          --
Net income                             --            --            --     9,121,063          --
Unrealized depreciation of
 investment securities, net of
 deferred income taxes                 --            --   (12,189,952)           --          --
Dividends ($0.24 per share)            --            --            --    (1,617,811)         --
Vested restricted common shares    35,584            --            --            --          --
Exercise of stock options for
 6,925 common shares               39,819            --            --            --          --
Balance at December 31, 1994   43,930,722    15,058,327    (7,281,724)   42,545,114           0
Net income                             --            --            --    11,617,039          --
Unrealized appreciation of
 investment securities, net of
 deferred income taxes                 --            --    14,123,969            --          --
Dividends ($0.28 per share)            --            --            --    (1,896,743)         --
Exercise of stock options for
 40,521 common shares             222,996            --            --            --          --
Repurchase and retirement of
 6,479 common shares              (77,033)           --            --            --          --
Balance at December 31, 1995  $44,076,685   $15,058,327   $ 6,842,245   $52,265,410   $       0

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
         for the Years Ended December 31, 1995, 1994 and 1993

                                                    December 31,
                                           1995         1994         1993
Cash flows from operating activities:
 Net income                            $ 11,617,039 $  9,121,063 $  9,410,769
 Reconciliation of net income to net
   cash provided by operating
   activities:
   Realized investment gains             (1,538,281)    (285,701)    (890,052)
   Amortization                          31,257,989   30,202,060   27,364,007
   Deferred policy acquisition costs    (32,068,780) (29,181,486) (29,270,562)
   Increase in unearned premiums          4,895,409      982,535    5,398,792
   Increase (decrease) in loss and
    loss adjustment expense                (177,410)   3,990,725   15,206,998
   Increase in amount due from Meridian
    Mutual                               (2,548,320)  (1,337,003)  (1,067,309)
   Decrease (increase) in reinsurance
    receivables                             234,172   (2,303,137)  (6,972,539)
   Decrease (increase) in prepaid
    reinsurance premiums                      2,654      205,510     (695,342)
   Decrease (increase) in other assets       66,763     (638,901)    (732,235)
   Increase in other post-employment
    benefits                                197,223      102,060       84,095
   Decrease in payable under funded
    cover contract                               --           --     (536,815)
   Increase (decrease) in reinsurance
    payables                                972,951     (248,655)     333,172
   Increase in other liabilities            116,619      831,814    1,463,115
   Other, net                               755,919     (247,430)    (367,222)
 Net cash provided by operating
  activities                             13,783,947   11,193,454   18,728,872
Cash flows from investing activities:
 Purchase of fixed maturities, held to
  maturity                                       --     (598,781) (15,053,397)
 Purchase of fixed maturities, available
  for sale                              (39,897,557) (36,558,664) (84,512,019)
 Proceeds from sale of fixed maturities  17,111,272   18,528,560   37,608,463
 Proceeds from calls, prepayments
  and maturity of fixed maturities       14,404,070   16,403,055   34,508,225
 Purchase of equity securities          (15,735,622) (16,369,601) (14,592,666)
 Proceeds from sale of equity securities  9,556,180   10,267,616    2,249,118
 Net (increase) decrease in short-term
  investments                             1,641,491   (2,075,005)   4,896,901
 Decrease (increase) in other invested
  assets                                     31,366     (347,414)       4,586
 Increase (decrease) in securities
  payable                                 1,117,355      430,569     (927,801)
 Net cash used in investing activities  (11,771,445) (10,319,665) (35,818,590)
Cash flows from financing activities:
 Repurchase and retirement of common
  stock                                     (77,033)          --           --
 Net proceeds from issuance of common
  stock                                          --           --   18,963,960
 Exercise of stock options                  222,996       39,819       34,500
 Dividends paid                          (1,826,933)  (1,617,696)  (1,409,713)
 Net cash provided by (used in)
  financing activities                   (1,680,970)  (1,577,877)  17,588,747
Increase (decrease) in cash                 331,532     (704,088)     499,029
Cash at beginning of year                   603,566    1,307,654      808,625
Cash at end of year                    $    935,098 $    603,566 $  1,307,654

Net cash provided by operating activities reflects cash payments for income taxes as follows:

Federal income tax paid                $  3,247,630 $  2,950,000 $  3,323,445


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.Summary of Significant Accounting Policies
   Nature of Operations

   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 46.5 percent of the outstanding common shares of the Company. The Company is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Meridian Security"), which owns 100 percent of Vernon Fire & Casualty Insurance Company ("Vernon"). The Company also has two non-insurance subsidiaries, Meridian Service Corporation, a service support company, and MarketMasters Agency, Inc., an insurance agency. During the periods presented, the results of operations of the Company's non-insurance subsidiaries were not significant. The Company participates in the underwriting gain or loss on business written by Meridian Mutual pursuant to a reinsurance pooling agreement between Meridian Mutual and Meridian Security which covers all of the property and casualty business of the two companies. (See Note 4.)

   Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 925 independent insurance agencies in the states of Illinois, Indiana, Kentucky, Michigan, Ohio, Tennessee, and Wisconsin. During the fourth quarter of 1995, Meridian Mutual was granted licenses to write insurance in the states of Iowa, Minnesota and Pennsylvania; however, no direct premiums were written in these three states during 1995. Meridian Security is licensed in all states in which Meridian Mutual is licensed with the exception of Pennsylvania, for which an application is currently pending. During 1995, Meridian Security wrote personal and farm lines policies in Indiana, Kentucky, Ohio, Tennessee, and Wisconsin through approximately 400 independent insurance agencies, many of which are cross-licensed with Meridian Mutual.

   Basis of Presentation

   The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which differ in some respects from those followed in reports to insurance regulatory authorities. Certain prior year amounts have been reclassified to conform to the current-year presentation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation

   The consolidated financial statements include the accounts of Meridian Insurance Group, Inc., and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

   Investments

   Fixed maturity investments include bonds, notes, collateralized mortgage obligations, mortgage backed pass-through securities and sinking fund and perpetual preferred stocks. The fixed maturity portfolio is invested in securities classified as available for sale and is carried at quoted market values. Equity securities, consisting entirely of unaffiliated common stocks, are reported at market. Short-term investments are recorded at cost, approximating market value. Other investments include a limited partnership recorded on the equity method and a mortgage loan stated at the aggregate unpaid balance.

   Realized gains or losses on disposition of investments are determined on a specific identification basis. Unrealized gains and losses resulting from changes in the valuation of both equity securities and fixed maturities available for sale are recorded directly in shareholders' equity, net of applicable deferred income taxes.

   The Company regularly evaluates its investments based on current economic conditions, past credit loss experience and other circumstances of the Company. A decline in a security's net market value that is not a temporary fluctuation is recognized as a realized loss, and the cost basis of that security is reduced.

   Premium Revenue

   Premiums are recognized as revenue on a monthly pro-rata basis over the coverage terms of the respective policies. Any premiums applicable to the future terms of the policies are included in liabilities as unearned premiums.

   Deferred Policy Acquisition Costs

   Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is earned. The method used in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, and also considers the effects of anticipated investment income, losses and loss adjustment expenses, and certain other costs anticipated to be incurred as the premium is earned.

   Goodwill

   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period.

   Losses and Loss Adjustment Expenses

   Reserves for unpaid losses and loss adjustment expenses are based on both estimates of the ultimate costs of individual claims and on other non-discounted estimates, such as claims incurred but not reported and salvage and subrogation. The methods of making such estimates are continually reviewed and updated, and any reserve adjustments are reflected in current operating results.

   Accounting For Stock-Based Compensation
   In November 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to become effective for financial statements for fiscal years beginning after December 15, 1995. This Statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company intends to continue to value its stock option plans under the existing accounting rules contained in Accounting Principles Board Opinion No. 25. The Company intends to disclose the pro-forma impact of SFAS No. 123 on net income and earnings per share, the effect of which has not yet been determined. See Note 10 for a detailed description of the Company's incentive stock plans.

   Accounting For Certain Investments in Debt and Equity Securities

   Effective January 1, 1994, the Company adopted SFAS No. 115,
   "Accounting for Certain Investments in Debt and Equity
   Securities". Under this statement the Company classified all investment securities into three categories:

      Held-to-maturity securities (those securities which the Company has the ability and positive intent to hold to maturity) are carried at amortized cost. The Company may only dispose of such securities under certain unforeseen circumstances, such as issuer credit deterioration or regulatory requirements.

      Available-for-sale securities (securities that may be sold prior to maturity if changes occur in market interest rate risks, changes in securities prepayment risk, the Company's management of its income tax position, its general liquidity needs, etc.) are carried at fair value, with the unrealized gains and losses recorded, net of deferred tax, to shareholders' equity.

      Trading securities (securities purchased for trading) are carried at fair value, with the unrealized gains and losses reflected in the consolidated statement of income.

   Initially, the Company classified approximately 98 percent of its fixed maturities as "available for sale" and 2 percent as "held to maturity", with no fixed maturities being assigned to the "trading" category. The cumulative effect of adopting SFAS No. 115 resulted in a $4,417,201 increase, net of deferred income taxes, to the Company's shareholders' equity.

   On November 30, 1995, the Company, as permitted in Q61 of the FASB Special Report on SFAS No. 115, transferred all holdings classified as "held to maturity" to the "available for sale" category. This transaction did not have a material effect on the Company's financial statements.

   Accounting for Income Taxes

   In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be calculated using the liability method. Companies establish deferred tax liabilities or assets estimating the future tax effects of temporary differences between the tax basis of an asset or liability and the basis recorded in financial statements. Changes in future tax rates thus cause immediate adjustments to deferred taxes. The cumulative effect of adopting this statement resulted in a tax benefit for the Company of $525,804, representing an increase in the net deferred tax asset as of January 1, 1993. The cumulative effect of this reporting change increased the Company's income per share by $0.08 for the year ended December 31, 1993.

   Net Income per Share

   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.

 2.Investments
   Investment income is summarized as follows:

                                         1995         1994         1993
   Interest on fixed maturities:
    Tax-exempt securities            $ 3,578,156  $ 3,050,947  $ 2,894,337
    Taxable securities                 8,727,315    8,251,261    8,052,603
   Dividends on redeemable
    preferred stock                    2,402,974    2,673,605    2,667,643
   Dividends on equity securities        560,390      339,559      130,250
   Interest on short-term investments    247,272      162,067      170,167
   Other investment income                84,873      146,698      302,371
    Total investment income           15,600,980   14,624,137   14,217,371
   Investment expenses                 1,037,160      628,153      648,452
    Net investment income            $14,563,820  $13,995,984  $13,568,919

   Realized and unrealized gains on investments are summarized as follows:

                                         1995         1994         1993
   Realized gains (losses):
    Fixed maturities                 $    87,370  $   (118,358) $    896,166
    Equity securities                  1,458,589       404,059        (6,114)
    Other invested assets                 (7,678)           --            --
    Total realized investment gains  $ 1,538,281  $    285,701  $    890,052

   Net change in unrealized
    appreciation (depreciation):
     Fixed maturities, available
      for sale                       $16,373,654  $(16,819,514) $         --
    Equity securities                  5,104,315    (1,696,054)      740,305
    Cumulative effect of accounting
     change for certain investments           --     6,743,818            --
    Deferred income tax from
     cumulative effect of accounting
     change for certain investments           --    (2,326,617)           --
    Deferred income tax benefit
     (expense)                        (7,354,000)    6,325,616      (252,000)
      Net change in unrealized
       appreciation (depreciation)   $14,123,969  $ (7,772,751) $    488,305

   Net change in unrealized appre-
    ciation (depreciation) of fixed
    maturities, held to maturity     $  (367,533) $   (713,522) $  5,187,662

   The fixed maturity portfolio at December 31, 1995 consisted entirely of securities classified as available for sale. At December 31, 1994, the portfolio was made up of both securities that were expected to be held to maturity and those classified as available for sale. The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1995 and 1994, are as follows:

                                             Gross       Gross       Estimated
                               Amortized   Unrealized  Unrealized     Market
                                 Cost        Gains       Losses       Value
   December 31, 1995
   Available for sale:
    Government and agency
       domestic bonds        $  8,127,012 $   600,241 $     3,790 $  8,723,463
    Municipal bonds            72,356,941   2,649,867     371,703   74,635,105
    Corporate bonds            40,484,745   1,633,386       5,580   42,112,551
    Mortgage-backed
       securities              57,037,770   1,425,970     158,915   58,304,825
    Sinking fund preferred
       stocks                  35,809,142     803,950     352,264   36,260,828
       Total fixed maturity
          securities         $213,815,610 $ 7,113,414 $   892,252 $220,036,772

   December 31, 1994
   Held to maturity:
    Government and agency
       domestic bonds        $    836,966 $   264,034 $        -- $  1,101,000
    Municipal bonds             2,555,000     118,409      11,064    2,662,345
    Mortgage-backed
       securities                 997,151       5,393       9,239      993,305
       Total held to maturity   4,389,117     387,836      20,303    4,756,650
   Available for sale:
    Government and agency
       domestic bonds          10,374,013       6,820     262,473   10,118,360
    Municipal bonds            60,559,578     203,144   3,242,025   57,520,697
    Corporate bonds            33,777,177     167,484   1,898,193   32,046,468
    Mortgage-backed
       securities              61,167,044     228,563   1,850,753   59,544,854
    Sinking fund preferred
       stocks                  35,698,821     148,190   3,593,560   32,253,451
       Total available for
          sale                201,576,633     754,201  10,847,004  191,483,830
       Total fixed maturity
          securities        $ 205,965,750 $ 1,142,037 $10,867,307 $196,240,480

   The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrower's may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                               Estimated
                                                  Amortized      Market
                                                    Cost         Value
   Available for sale:
     Due in one year or less                    $    818,008 $    692,263
     Due after one year through five years        31,104,759   31,960,828
     Due after five years through ten years       46,709,065   49,029,337
     Due after ten years through fifteen years    53,417,983   55,177,084
     Due after fifteen years                      24,728,025   24,872,435
        Subtotal                                 156,777,840  161,731,947
     Mortgage-backed securities                   57,037,770   58,304,825
        Total fixed maturity securities         $213,815,610 $220,036,772

   Proceeds from sales of investments in fixed maturity securities during 1995, 1994 and 1993, respectively, were $17,111,272,
   $18,528,560 and $37,608,463.  During 1995, 1994 and 1993,
   respectively, gross gains of $445,260, $444,784 and $1,400,322 and gross losses of $357,890, $563,142 and $504,156 were realized on those sales.


   Unrealized appreciation resulting from changes in the valuation of equity securities at December 31, 1995 totaled $4,158,392, representing $4,907,598 of gains on certain securities and $749,206 of losses on other securities.

 3.Distribution of Proceeds From Public Offering
   On May 5, 1993, Meridian Insurance Group, Inc., completed a second stock offering of 1,725,000 common shares at $12 per share. Total proceeds received from this offering, net of commissions, were $19,458,000; related underwriting expenses totaled $494,040. This stock offering allowed the Company to contribute $18,000,000 to its principal subsidiary, Meridian Security Insurance Company, thus increasing Meridian Security's surplus and enabling it to assume a greater volume of business under the reinsurance pooling agreement. (See Note 4.)

 4.Related Party Transactions
   Meridian Security and Meridian Mutual are parties to a reinsurance pooling agreement ("pooling agreement") structured such that Meridian Security cedes all of its insurance business to Meridian Mutual and in turn receives back a percentage participation in all of the business written by both companies. All losses and loss adjustment expenses as well as other underwriting expenses are shared by Meridian Mutual and Meridian Security based on their percentage participation defined in the pooling agreement. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

   Effective May 1, 1993, Meridian Security's participation in the reinsurance pooling agreement was increased to 74 percent from the 62 percent in effect since April, 1987. In exchange for Meridian Security's increased assumption of liabilities for unearned premiums and losses and loss adjustment expenses under the pooling agreement, Meridian Mutual transferred cash and marketable securities having a market value of $18,493,000 to Meridian Security, net of a ceding commission of $2,491,893. The ceding commission was amortized as the related premium revenue was recognized. The following table presents the pro-forma underwriting results of Meridian Insurance Group, Inc., for the year ended December 31, 1993 as though Meridian Security's participation in the pooling agreement had been at the 74 percent level for the entire period:

                                                           1993

   Premiums earned                                      $130,405,000
   Losses and loss adjustment expenses                    90,428,000
   General operating expenses                             15,420,000
   Amortization of deferred acquisition costs             27,385,000
   Underwriting gain (loss)                             $ (2,828,000)

   For the year ended December 31, 1995, approximately 90 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1994 and 1993, approximately 84 percent and 87 percent, respectively, was derived from the pooling arrangement.

   Meridian Security has no employees and is dependent on the business and operations of Meridian Mutual. Meridian Mutual has a defined pension plan covering substantially all employees and a non-tax qualified retirement plan for certain key employees. Related pension costs allocated to the Company in 1995 were approximately $100,000. The Company also participates in the multi-employer plan for other post-retirement benefits offered by Meridian Mutual to employees, including medical benefits for early retirees (eligible upon attainment of age 55 and five years of service up to age 65) and group term life insurance that phases out over a five year period from the retirement date. Related costs allocated to the Company were approximately $102,000, $84,000 and $100,000 for 1995, 1994 and 1993, respectively.

   Effective January 1, 1994, Vernon transferred its book of business to Meridian Security via an assumption reinsurance agreement. Under the agreement, Meridian Security assumed all of the in-force business and liabilities of Vernon. This transfer did not have a material impact on the Company's financial statements. Prior to the assumption reinsurance agreement, the operations of Vernon were not included in the pooling arrangement between Meridian
   Mutual and Meridian Security; Vernon had separate agreements with Meridian Mutual for both reinsurance and for services provided by Meridian Mutual for the Vernon operation. For the year ended December 31 1993, Vernon ceded approximately $2,259,000 in premiums to Meridian Mutual. As a result of the assumption reinsurance agreement, Vernon no longer writes insurance business and is currently a dormant operation.

   The Company's non-insurance subsidiaries are provided office space and various services by Meridian Mutual and Meridian Security.
   Expenses are allocated to such subsidiaries on the basis of specifically identified or estimated costs.

 5.Liability for Losses and Loss Adjustment Expenses
   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                           1995         1994         1993

   Balance at beginning of period      $123,754,650 $119,763,925 $ 95,105,928
   Less reinsurance recoverables         31,815,440   30,133,606   23,099,968
    Net balance at beginning of period   91,939,210   89,630,319   72,005,960
   Incurred related to:
    Current year                        104,584,909   99,444,243   92,995,660
    Prior years                          (5,461,060)  (5,473,714)  (6,373,769)
       Total incurred                    99,123,849   93,970,529   86,621,891
   Paid related to:
    Current year                         61,791,602   55,216,000   48,107,000
    Prior years                          36,898,679   36,445,638   20,890,532
       Total paid                        98,690,281   91,661,638   68,997,532
   Net balance at end of period          92,372,778   91,939,210   89,630,319
   Plus reinsurance recoverables         31,204,462   31,815,440   30,133,606
   Balance at end of period            $123,577,240 $123,754,650 $119,763,925

 6.Reinsurance
   Meridian Mutual and Meridian Security limit the maximum net loss which can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with other insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy. Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers. The following table sets forth data relating to third party reinsurance transactions.

                                              1995        1994        1993
   Ceded:
     Premiums earned                      $11,126,543 $12,062,572 $11,587,107
     Unearned premiums                    $ 2,617,138 $ 2,619,792 $ 2,564,379
     Reserve for losses and loss
      adjustment expenses                 $31,204,462 $31,815,440 $30,133,606

   Three types of reinsurance are purchased jointly by Meridian
   Mutual and Meridian Security. Treaty reinsurance automatically covers certain types of policies up to contracted limits.
   Meridian Mutual and Meridian Security are named as insured parties, so contracted coverage applies to risks written by either of the companies. Facultative reinsurance is purchased on an individual risk basis and sets specific limits of coverage. Such coverage is purchased to cover liability and property exposures in excess of $200,000, up to the limits set forth in the individual treaty. In addition, a separate catastrophe reinsurance treaty provides coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention for Meridian Mutual and Meridian Security under this contract was $3,250,000 plus five percent of losses up to the $50,000,000 contract limit.

   In 1993, FASB announced that the financial statements of insurance companies must accrue certain liabilities under funded cover catastrophe arrangements with reinsurers in accordance with SFAS No. 5. During 1995, the Company had an excess catastrophe agreement which was classified as "funded cover" reinsurance.
   This "funded cover" reinsurance agreement expired on December 31, 1995 with an excess balance of approximately $1,360,000 to be returned to the Company.

   Approximately 99 percent of the Company's ceded reserves for losses and loss adjustment expenses are with Michigan Catastrophic Claims Association, Employers Reinsurance Corporation and General Reinsurance Corporation. Reinsurance recoveries recognized for the years ended December 31, 1995, 1994 and 1993 were $1,547,000, $2,758,000 and $4,685,544, respectively. The effect of reinsurance on premiums written and earned for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                         1995          1994          1993
   Premiums written:
     Direct                          $152,596,128  $144,084,372  $144,272,466
     Assumed                            7,269,782     6,132,096     6,005,502
     Ceded                            (11,102,025)  (14,026,543)  (14,121,576)
     Net                             $148,763,885  $136,189,925  $136,156,392

   Premiums earned:
     Direct                          $149,748,331  $141,275,894  $134,021,523
     Assumed                            5,222,170     5,744,277     5,690,972
     Ceded                            (11,104,680)  (12,018,290)  (13,810,140)
    Net                              $143,865,821  $135,001,881  $125,902,355

   On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company regarding commercial line business in the state of Pennsylvania. This transaction was recorded as assumed written premium, which will be earned over the next twelve months. Renewals of these policies will be recorded as direct business of Meridian Mutual. Through the pooling agreement, Meridian Security assumed premiums written of approximately $2,100,000 and ceding commissions of approximately $409,000, all of which have been deferred until the premiums are earned.

 7.Deferred Policy Acquisition Costs
   Changes in deferred policy acquisition costs are summarized as follows:

                                         1995        1994         1993

    Deferred, beginning of period    $11,977,429  $11,972,069  $9,612,192
    Additions:
      Commissions                     25,797,651   23,444,057  23,403,068
      Ceding commission                  409,350      621,494   2,491,893
      Premium taxes                    1,625,370    2,108,746   1,586,490
      Other                            4,236,409    3,007,189   1,789,111
                                      32,068,780   29,181,486  29,270,562
    Amortization expense              30,691,609   29,176,126  26,910,685
    Deferred, end of period          $13,354,600  $11,977,429 $11,972,069

 8.Income Taxes
   Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                         1995         1994         1993

   Tax at statutory rate             $ 5,403,000  $ 3,813,000  $ 3,849,000
   Tax-exempt interest                (1,005,000)    (897,000)    (827,000)
   Dividends received deduction         (598,000)    (593,000)    (581,000)
   Salvage and subrogation fresh start    (7,000)     (20,000)    (130,000)
   Nondeductible expenses                109,000       74,000       75,000
   Other                                 203,000       38,000      379,000
    Total income taxes               $ 4,105,000  $ 2,415,000  $ 2,765,000

   The Revenue Reconciliation Act of 1990 required insurance companies to accrue future recoveries of salvage and subrogation on a discounted basis. A fresh start of 87 percent of the beginning 1990 discounted balance was provided for by that act. The impact of this provision has been calculated at $923,000, of which approximately $7,000 was recognized in 1995, $20,000 in 1994, and $130,000 in 1993. Prior to 1993, $746,000 was
   recognized.

   The deferred income tax provision results from temporary differences in the recognition of certain items for tax and financial statement purposes. The sources of these temporary differences and the resulting components of the deferred tax provision are as follows:

                                            1995        1994        1993

   Deferred policy acquisition costs   $   542,000  $     2,000  $   862,000
   Loss and loss expense reserves and
    salvage and subrogation                366,000       45,000   (1,092,000)
   Unearned premium reserves              (400,000)     (82,000)    (753,000)
   Payable under funded cover contract          --           --      183,000
   Post-employment benefits                (74,000)     (35,000)     (34,000)
   Investments                              98,000     (105,000)      14,000
   Other                                    19,000       16,000      217,000
    Total deferred income taxes
     (benefit)                         $   551,000  $  (159,000)  $ (603,000)

   Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded a net deferred tax asset in 1995 and 1994, which is included among other assets. The net deferred tax asset at December 31, 1995 and 1994, is comprised of the following:

                                             1995        1994        1993
   Deferred tax assets:
    Unearned premium reserves            $ 4,336,000 $ 3,936,000 $ 3,854,000
    Loss and loss expense reserves and
     salvage and subrogation               4,980,000   5,346,000   5,391,000
    Unrealized depreciation on
     investment securities                        --   3,747,000          --
    Other post-employment benefits           454,000     380,000     345,000
    Other                                         --      10,000      24,000
       Total deferred tax assets           9,770,000  13,419,000   9,614,000

   Deferred tax liabilities:
    Deferred policy acquisition costs      4,674,000   4,132,000   4,130,000
    Investments                              178,000      80,000     184,000
    Unrealized appreciation on investment
     securities                            3,607,000          --     252,000
    Other                                     34,000      25,000      24,000
       Total deferred tax liabilities      8,493,000   4,237,000   4,590,000
   Net deferred tax asset                $ 1,277,000 $ 9,182,000 $ 5,024,000

   The Company has paid income taxes during the last three preceding years that exceed the recorded deferred income tax asset generated by operations.

 9.Statutory Information
   Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the State of Indiana (statutory basis). Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities, is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $2,400,000 in 1995, $2,200,00 in 1994 and $500,000 in 1993. As of December 31, 1995,
   approximately $11,0000,000 was available for distribution to the Company without prior approval of the insurance regulatory authorities.

   The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of the State of Indiana:

                                           1995         1994         1993

    Statutory capital and surplus     $ 90,952,000 $ 74,716,000 $ 72,260,000
    Statutory net investment income   $ 14,733,000 $ 13,927,000 $ 13,526,000
    Statutory net income              $ 11,625,000 $ 10,097,000 $  5,165,000

10.Shareholders' Equity
   In 1987, the Company's Board of Directors and Shareholders approved an Incentive Stock Plan ("Plan") for the purpose of attracting and retaining key employees. On June 23, 1993, the Plan was amended to increase the maximum number of common shares authorized for issuance under the Plan to 750,000 shares. Awards under the Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Stock appreciation rights may be granted, which are subject to the same terms as the options and are exercisable only to the extent such options are exercisable. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan.

   In 1991, options with respect to 88,647 common shares were granted to 60 employees of Meridian Mutual and Vernon. These options have a term of five years, become exercisable in full beginning on the first anniversary of the date of the grant, and have an exercise price of $5.75 per share. As of December 31, 1995, 69,047 shares of these options had been exercised.

   In 1994 and early 1995, options with respect to 268,280 common shares were granted to 13 key employees of Meridian Mutual. These options have a term of ten years with one-third of the shares granted to each employee becoming exercisable annually beginning on the first anniversary of the date of grant, at $11.875 per share. As of December 31, 1995, none of these options had been exercised and 19,099 of these options had been forfeited.

   The 1994 Outside Director's Stock Option Plan ("Plan") provides for an aggregate maximum of up to 150,000 common shares to be issued upon the exercise of options granted to "outside" directors, who are defined as non-employee directors of the Company or Meridian Mutual. Each outside director was granted an option to purchase 1,000 common shares on May 4, 1994, and automatically will be granted an option to purchase an additional 1,000 common shares on the date of each subsequent annual meeting of shareholders held prior to termination of the Plan. The exercise price per share for each option will be equal to the fair market value of a common share on the date of grant of the option. Each option will be exercisable commencing one year after the date of grant and will expire no later than 10 years after the date of grant. As of December 31, 1995, 21,000 options have been granted under the Plan and none of the options have been exercised.

   In 1995, options with respect to 26,000 common shares were granted to 26 key management/professional personnel of Meridian Mutual. These options have a term of 10 years. One-half of the options granted to each employee will become exercisable on November 30, 1996, and one-half on November 30, 1997, at $15.28 per share subject to the individual's employment on the vesting date. As of December 31, 1995, none of the options had been exercised and 2,000 of the options had been forfeited.

11.Unaudited Selected Quarterly Financial Data
   (Amounts in thousands except per-share data)


                                               1995
                                First    Second     Third    Fourth

    Revenues                  $ 38,667  $ 39,633  $ 41,400  $ 40,122

    Net income                $  2,751  $  1,261  $  3,404  $  4,201

    Net income per share      $   0.41  $   0.19  $   0.50  $   0.62


                                               1994
                                First    Second     Third    Fourth

    Revenues                  $ 35,734  $ 37,089  $ 38,542  $ 37,973

    Net income                $    360  $  1,718  $  2,632  $  4,411

    Net income per share      $   0.05  $   0.26  $   0.39  $   0.65

12.Subsequent Events
   On February 8, 1996, the Company and Citizens Security Group, Inc. ("Citizens") jointly announced that they have entered into a letter of intent providing for Meridian Security's acquisition of Citizens for approximately $29 million in cash. The transaction is subject to the execution of a definitive acquisition agreement which is expected by mid-March 1996. The acquisition is conditioned upon approval by the companies' Boards of Directors, Citizens' common and preferred shareholders and insurance regulators in Indiana, Minnesota and Ohio, where the insurance companies are domiciled.
   It is anticipated that the acquisition will be completed by mid-year 1996.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held May 1, 1996.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 1, 1996.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 1, 1996.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 1, 1996.

                               PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a) Documents filed as a part of this report.

    (1) Financial Statements:

        Report of Independent Accountants
        Financial Statements:
          Consolidated Statement of Income for the years ended December
            31, 1995, 1994 and 1993
          Consolidated Balance Sheet as of December 31, 1995 and 1994 Consolidated Statement of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993
          Consolidated Statement of Cash Flows for the years ended
            December 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

        Report of Independent Accountants on Financial Statement
          Schedules
        Financial Statement Schedules:
          Schedule I -- Summary of Investments Other Than Investments in Related Parties
          Schedule II --  Condensed Financial Information of Registrant
          Schedule IV --  Reinsurance
          Schedule VI --  Supplemental Information Concerning
            Property-Casualty Insurance Operations

        Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

    (3) Exhibits:
        See Index to Exhibits

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the year ended December
    31, 1995.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Meridian Insurance Group, Inc.

                                   By:    /s/  Steven R. Hazelbaker
                                   Steven R. Hazelbaker
                                   Vice President, Chief Financial Officer
                                   and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 20, 1996, on behalf of the registrant in the capacities indicated:




       /s/ Ramon L. Humke                      /s/ John T. Hackett
     Ramon L. Humke                          John T. Hackett
     Chairman of the Board                   Director


       /s/ Norma J. Oman                       /s/ David M. Kirr
     Norma J. Oman                           David M. Kirr
     President, Chief Executive Officer      Director
     and Director


       /s/ Brent Hartman                       /s/ Sarah W. Rowland
     Brent Hartman                           Sarah W. Rowland
     Senior Vice President                   Director


       /s/ Harold C. McCarthy                  /s/ Van P. Smith
     Harold C. McCarthy                      Van P. Smith
     Director                                Director


       /s/ Joseph D. Barnette, Jr.             /s/ Thomas H. Sams
     Joseph D. Barnette, Jr.                 Thomas H. Sams
     Director                                Director


                    MERIDIAN INSURANCE GROUP, INC.
                              FORM 10-K
             for the fiscal year ended December 31, 1995
                          Index to Exhibits

Exhibit Number
Assigned in
Regulation S-K
Item 601                               Description of Exhibit

     (3)        3.01  Restated Articles of Incorporation of Meridian
                      Insurance Group, Inc. (Incorporated by reference to Exhibit 3.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

                3.02 Bylaws of Meridian Insurance Group, Inc. (Incorporated by reference to Exhibit 3.02 to the registrant's
                      Form 10-K for the fiscal year ended December 31, 1987; Commission File No. 0-11413.)

     (4)        4.01  Text of Certificate for Common Shares of Meridian
                      Insurance Group, Inc. (Incorporated by reference to
                      Exhibit 4.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

     (9)              No exhibit.

    (10)       10.01  Form of Meridian Mutual Insurance Company Agency
                      Agreement. (Incorporated by reference to Exhibit 10.04 to the registrant's Form S-1 Registration Statement
                      No. 33-11413.)

               10.02 Form of Meridian Security Insurance Company Agency Agreement. (Incorporated by reference to Exhibit 10.05 to the registrant's Form S-1 Registration Statement
                      No. 33-11413.)

               10.03 Form of Supplemental Pension Agreement between Meridian Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 10.06 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

               10.04 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 10.07 to Amendment No. 1 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

               10.05 The Meridian Mutual Insurance Company Non-employee Director's Pension Plan. (Incorporated by reference to
                      Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1988; Commission File No. 0-11413.) **

               10.06 Form of 1991 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1990; Commission File No. 0-11413.) **

               10.07 Stock Option Agreement between Meridian Insurance Group, Inc., and Norma J. (Hicks) Oman date December 17, 1990. (Incorporated by reference to Exhibit 19.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

               10.08 Meridian Mutual Insurance Company Sharing Success Plan effective January 1, 1992. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

               10.09 Form of Addendum to Supplemental Pension Agreement between Meridian Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 19.07 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

               10.10 Form of Change in Control Agreement between Meridian Mutual Insurance Company and Norma J. Oman, William E. Denny, J. Mark McKinzie, Brent Hartman, and Steven R. Hazelbaker. (Incorporated by reference to Exhibit 19.08 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

               10.11 Funded Excess Catastrophe Reinsurance Contract issued to Meridian Mutual Insurance Group effective January 1, 1992. (Incorporated by reference to Exhibit 10.25 to the registrant's Form S-2 Registration Statement, File
                      No. 33-58406.)

               10.12 Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company, Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2 Registration Statement, File No. 33-58406.)

               10.13 Multiple Layer Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company, Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1991. (Incorporated by reference to Exhibit 10.28 to the registrant's Form S-2 Registration Statement, File No. 33-58406.) Amendments No. 1 and No. 2 to Multiple Layer Reinsurance Agreement. (Incorporated by reference to Exhibit 19.12 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File
                      No. 0-11413.)

               10.14 Form of 1991 Non-qualified Stock Option Agreement Amendment effective February 13, 1992. (Incorporated by reference to Exhibit 19.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.) **

               10.15 Form of Vernon Fire & Casualty Insurance Company Agency Contract. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

               10.16 Form of Vernon Fire & Casualty Insurance Company Agency Profit Sharing Agreement. (Incorporated by reference to
                      Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File
                      No. 0-11413.)

               10.17 Meridian Insurance Statement of Policy on Inter-Company Expense Allocation. (Incorporated by reference to Exhibit 19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

               10.18 Reinsurance Pooling Agreement between Meridian Mutual Insurance Company and Meridian Security Insurance Company amended and restated as of June 23, 1993. (Incorporated by reference to Exhibit 19.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

               10.19 Form of Meridian Security Insurance Company Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

               10.20 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

               10.21 Meridian Insurance Group, Inc., 1994 Outside Director Stock Option Plan. (Incorporated by reference to
                      Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

               10.22 Written Description of 1994 Meridian Mutual Insurance Company Employee Incentive Plan. (Incorporated by reference to Exhibit 19.08 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

               10.23 Commercial and Personal Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company and Amendments No. 1 through 6 thereto. (Incorporated by reference to Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

               10.24 Personal Excess Liability Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company and Amendments No. 1 through 6 thereto. (Incorporated by reference to Exhibit 19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

               10.25 Written Description of 1995 Meridian Mutual Insurance Company Employee Incentive Plan. (Incorporated by reference to Exhibit 19.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

               10.26 Form of Supplemental Retirement Income Plan for Employees of Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.02 of the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

               10.27 Form of 1994 Incentive Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

               10.28 Form of 1994 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

               10.29 Amendment No. 3 to the Multiple Layer Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company, Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1991. (Incorporated by reference to Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.30 Amendment No. 7 to Commercial and Personal Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.31 Excess Catastrophe Reinsurance Contract effective January 1, 1995, issued to Meridian Mutual Group by the Subscribing Reinsurers identified therein.
                      (Incorporated by reference to Exhibit 19.07 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.32 Underlying Aggregate Excess Catastrophe Reinsurance Contract effective January 1, 1995, issued to Meridian Mutual Group by the Subscribing Reinsurers identified therein. (Incorporated by reference to Exhibit 19.08 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.33 Amendment No. 1 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company, Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.34 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 19.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.35 Form of Meridian Insurance Agency Agreement. (Incorporated by reference to Exhibit 19.12 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.36 Agreement between Meridian Mutual Insurance Company and William E. Denny. (Incorporated by reference to
                      Exhibit 19.13 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

               10.37  Written Description of 1996 Meridian Mutual Insurance
                      Company Employee Incentive Plan **           *Page 57

               10.38 Form of 1995 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Employee Incentive
                      Stock Plan **                                *Page 58

               10.39  Meridian Insurance Group, Inc., 1996 Employee Incentive
                      Stock Plan **                                *Page 62

               10.40 Schedule of reinsurers and their participation percentages under the Excess Catastrophe Reinsurance Contract issued to Meridian Mutual Group effective
                      January 1, 1996                              *Page 79

               10.41 Excess Catastrophe Reinsurance Contract effective January 1, 1996, issued to Meridian Mutual Group by the Subscribing Reinsurers identified therein*Page 83

               10.42 Underlying Aggregate Excess Catastrophe Reinsurance Contract effective January 1, 1996, issued to
                      Meridian Mutual Group by the Subscribing Reinsurers
                      identified therein                           *Page 141

               10.43 Reinsurance Confirmation Letter dated January 2, 1996, regarding catastrophe reinsurance contracts *Page 163

               10.44 Property Excess of Loss Reinsurance Binding Agreement between Meridian Mutual Group and NAC Reinsurance
                      Corporation effective June 15, 1995          *Page 164

     (11)             No exhibit.

     (12)             No exhibit.

     (13)             No exhibit.

     (16)             No exhibit.

     (18)             No exhibit.

     (21)      21.01  Revised list of Subsidiaries of Meridian Insurance
                      Group, Inc.  (Incorporated by reference to Exhibit
                      22.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

     (22)             No exhibit.

     (23)      23.01  Consent of Independent Accountants dated March
                      26, 1996                                     *Page 182

     (24)             No exhibit.

     (27)      27.01  Financial data schedule for Meridian Insurance Group,
                      Inc., for the year ended December 31, 1995.  *Page 183

     (28)      28.01  Combined Statutory Schedule P Loss and Loss Adjustment
                      Expense Reserves for the Consolidated Insurance Subsidiaries of Meridian Insurance Group, Inc., as of
                      December 31, 1995                            *Page 185

*   Exhibits filed as a part of this document.

** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.


                  REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and
Board of Directors
Meridian Insurance Group, Inc.


Our report on the consolidated financial statements of Meridian
Insurance Group, Inc., and Subsidiaries is included on page 24 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.


Indianapolis, Indiana
February 16, 1996

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                              FORM 10-K
                INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                   PAGE

   Schedule I   Summary of Investments Other than Investments
                in Related Parties                                  52

   Schedule II  Condensed Financial Information of Registrant       53

   Schedule IV  Reinsurance                                         55

   Schedule VI  Supplemental Information Concerning Property-
                Casualty Insurance Operations                       56

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                  SCHEDULE I--SUMMARY OF INVESTMENTS
              OTHER THAN INVESTMENTS IN RELATED PARTIES
                          December 31, 1995

                                                                   Amount at
                                                                  Which Shown
                                                       Market        in the
                                         Cost          Value     Balance Sheet
Fixed maturities
 Available-for-sale:
   Bonds
     United States Government and
       government agencies and
       authorities                   $ 56,584,045  $ 58,288,599  $ 58,288,599
     States, municipalities, and
       political subdivisions          78,499,234    80,849,601    80,849,601
     Public utilities                   6,878,027     7,045,609     7,045,609
     All other corporate bonds         36,045,162    37,592,135    37,592,135
   Redeemable preferred stocks         35,809,142    36,260,828    36,260,828
       Total fixed maturities         213,815,610   220,036,772   220,036,772

Equity securities
   Common stocks
     Public utilities                   1,610,719     2,056,850       887,275
     Banks, trust, and insurance
       companies                        1,480,975     1,611,100     1,345,325
     Industrial, miscellaneous,
       and all other                   23,869,789    27,451,925    16,144,930
        Total equity securities        26,961,483    31,119,875    31,119,875

Mortgage loan                             727,111       727,111       727,111
Other long-term investments               250,000       326,794       326,794
Short-term investments                  2,483,338     2,483,338     2,483,338
        Total investments            $244,237,542  $254,693,890  $254,693,890


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (PARENT COMPANY)
                            BALANCE SHEET
                   as of December 31, 1995 and 1994

                                ASSETS
                                                        1995          1994

Cash and short-term investments                    $  1,041,331  $    533,836
Investment in subsidiaries (eliminated in
  consolidation)                                    118,957,091    95,266,894
Other assets                                             24,411        18,946
Total assets                                       $120,022,833  $ 95,819,676

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company           $      6,551  $     61,517
Post-employment benefits                              1,298,378     1,101,155
Dividends payable                                       474,376       404,566
Other liabilities                                           861            --
       Total liabilities                              1,780,166     1,567,237
Shareholders' equity:
  Common shares                                      44,076,685    43,930,722
  Contributed capital                                15,058,327    15,058,327
  Unrealized appreciation (depreciation) of
    investments, net of deferred income tax           6,842,245    (7,281,724)
  Retained earnings                                  52,265,410    42,545,114
       Total shareholders' equity                   118,242,667    94,252,439
Total liabilities and shareholders' equity         $120,022,833  $ 95,819,676



                         STATEMENT OF INCOME
         For the Years Ended December 31, 1995, 1994 and 1993

                                            1995         1994        1993

Dividend income from subsidiaries       $ 2,400,000  $ 2,200,000  $   500,000
Other income                                  1,928          780           --
Less: General operating expenses            730,704      734,605    1,032,719
      Current federal income tax benefit   (379,345)    (314,016)    (172,644)
 Income (loss) before equity in net
   income of subsidiaries                 2,050,569    1,780,191     (360,075)
Equity in undistributed net income of
  subsidiaries                            9,566,470    7,340,872    9,245,040
   Income before change in
     accounting method                   11,617,039    9,121,063    8,884,965
   Change in accounting method:
      Accounting for income taxes                --           --      525,804
   Net income                           $11,617,039  $ 9,121,063  $ 9,410,769

                             SCHEDULE II
       CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                       STATEMENT OF CASH FLOWS
         For the Years Ended December 31, 1995, 1994 and 1993



                                            1995         1994         1993

Cash flows from operation:
 Net income                             $11,617,039  $ 9,121,063  $ 9,410,769
 Reconciliation of net income to net
   cash provided (used) by operations:
       Equity in undistributed net
         income of subsidiaries          (9,566,470)  (7,340,872)  (9,245,040)
      Compensation expense related to
        restricted stock                         --       35,584      465,762
      (Increase) decrease in other assets    (5,465)      47,371      247,303
      Increase (decrease) in due to
        Meridian Mutual Insurance Company   (54,966)      40,107      (10,308)
      Increase in post-employment benefits  197,223      102,060       84,095
      Increase (decrease) in other
        liabilities                             861           --          (66)
      Change in accounting method for
        income taxes                             --           --     (525,804)
      Other, net                                243          431           --
 Net cash provided by operations          2,188,465    2,005,744      426,711

Cash flows from investing activities:
 Capital contribution to subsidiary              --           --  (18,000,000)
 Net cash used by investing activities           --           --  (18,000,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock          --           --   18,963,960
 Proceeds from stock options                 39,819       39,819       34,500
 Repurchase and retirement of common
   stock                                    (77,033)          --           --
 Dividends paid                          (1,826,933)  (1,617,696)  (1,409,713)
 Net cash provided (used) by financing
   activities                            (1,680,970)  (1,577,877)  17,588,747

Net increase in cash                        507,495      427,867       15,458
Cash at beginning of year                   533,836      105,969       90,511

Cash at end of year                     $ 1,041,331  $   533,836  $   105,969



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                       SCHEDULE IV--REINSURANCE
         For the Years Ended December 31, 1995, 1994 and 1993



                                                                            Percentage
                                        Ceded       Assumed                  of Amount
                          Gross        to Other    from Other      Net        Assumed
                          Amount     Companies(1) Companies(1)    Amount      to Net

Property and liability
 insurance premiums:

  Year ended
  December 31, 1995    $149,748,331  $11,104,680  $ 5,222,170  $143,865,821     3.6%

  Year ended
  December 31, 1994    $141,275,894  $12,018,290  $ 5,744,277  $135,001,881     4.3%

  Year ended
  December 31, 1993    $134,021,523  $13,810,140  $ 5,690,972  $125,902,355     4.5%


 1) The amounts for the years ended December 31, 1995 and 1994 represents Meridian Security's share of third party reinsurance transactions pursuant to the pooling agreement. Prior to 1994, the amount ceded also includes Vernon Fire & Casualty's third party reinsurance transactions which were not subject to the pooling arrangement.



             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
             SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                  PROPERTY-CASUALTY INSURANCE OPERATIONS
           For the Years Ended December 31, 1995, 1994 and 1993



                                                Year Ended December 31,
                                            1995          1994         1993

Deferred policy acquisition costs      $ 13,354,600  $ 11,977,429 $ 11,972,069

Reserves for losses and loss adjustment
expenses                               $123,577,240  $123,754,650 $119,763,925

Unearned premiums                      $ 64,558,695  $ 59,663,286 $ 58,680,751

Earned premiums                        $143,865,821  $135,001,881 $125,902,355

Investment income                      $ 14,563,820  $ 13,995,984 $ 13,568,919

Losses and loss adjustment expenses
incurred related to:
   Current years                       $104,584,909  $ 99,444,243 $ 92,995,660

   Prior years                         $ (5,461,060) $ (5,473,714)$ (6,373,769)

Amortization of deferred policy
acquisition costs                      $ 30,691,609  $ 29,176,126 $ 26,910,685

Paid losses and loss adjustment
expenses                               $ 98,690,281  $ 91,661,638 $ 68,997,532

Premiums written                       $148,763,885  $136,189,925 $136,156,392