Form 10-Q
period 1996-03-31
MERIDIAN INSURANCE GROUP INC
filed 1996-04-26
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

                                  OR

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______________ to ________________.

Commission file number 0-11413


                         MERIDIAN INSURANCE GROUP, INC.
            (Exact name of registrant as specified in its charter)



               Indiana                             35-1689161
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


                           2955 North Meridian Street
                                 P.O. Box 1980
                            Indianapolis, IN  46206
                   (Address of principal executive offices)


Registrant's telephone number, including area code:  (317) 931-7000

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


                 6,779,375 Common Shares at March 31, 1996


The Index of Exhibits is located at page 12 in the sequential numbering system.
Total pages: 12

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

    Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
              as of March 31, 1996 and December 31, 1995

                                                      March 31,   December 31,
                                                        1996          1995
                                                    (Unaudited)
                     ASSETS
Investments:
  Fixed maturities--available for sale, at market
    (cost $212,241,000 and $213,816,000)           $214,917,810  $220,036,772
  Equity securities, at market
    (cost $29,039,000 and $26,961,000)               34,660,362    31,119,875
  Short-term investments, at cost, which
    approximates market                               2,100,584     2,483,338
  Other invested assets                               1,042,584     1,053,905
    Total investments                               252,721,340   254,693,890
Cash                                                  1,631,625       935,098
Premiums receivable, net of allowance for bad debts   2,549,783     2,642,425
Accrued investment income                             2,915,958     2,942,194
Deferred policy acquisition costs                    13,352,046    13,354,600
Goodwill                                              2,120,227     2,152,339
Reinsurance receivables                              31,114,232    32,469,285
Prepaid reinsurance premiums                          2,703,176     2,617,138
Due from Meridian Mutual Insurance Company            6,652,240     9,358,803
Other assets                                          2,882,665     1,422,444
  Total assets                                     $318,643,292  $322,588,216

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                $124,331,891  $123,577,240
Unearned premiums                                    64,632,889    64,558,695
Other post-retirement benefits                        1,328,237     1,298,378
Reinsurance payables                                  8,132,025     6,863,626
Other liabilities                                     3,317,907     8,047,610
  Total liabilities                                 201,742,949   204,345,549

Shareholders' equity:
Common shares, no par value, authorized
  20,000,000 shares; issued 6,805,955 at March
  31, 1996 and 6,803,385 at December 31, 1995;
  outstanding 6,779,375 at March 31, 1996, and
  6,776,805 at December 31, 1995                     44,077,846    44,076,685
Contributed capital                                  15,058,327    15,058,327
Unrealized appreciation of investment securities,
  net of deferred income tax                          5,446,147     6,842,245
Retained earnings                                    52,318,023    52,265,410
  Total shareholders' equity                        116,900,343   118,242,667
  Total liabilities and shareholders' equity       $318,643,292  $322,588,216



The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          for the three months ended March 31, 1996 and 1995
                             (Unaudited)


                                                            March 31,
                                                        1996         1995

Premiums earned                                     $37,146,443   $34,816,414
Net investment income                                 3,726,205     3,628,505
Realized investment gains                               322,078        95,782
Other income                                            205,629       126,245
        Total revenues                               41,400,355    38,666,946

Losses and loss adjustment expenses                  29,506,718    24,344,558
General operating expenses                            3,383,788     3,572,859
Amortization expenses                                 8,040,886     7,244,446
        Total expenses                               40,931,392    35,161,863

Income before income taxes                              468,963     3,505,083
Income taxes (benefit):
   Current                                              102,000       780,000
   Deferred                                            (228,000)      (26,000)
        Total income taxes (benefit)                   (126,000)      754,000

        Net income                                  $   594,963   $ 2,751,083

        Weighted average shares outstanding           6,779,008     6,753,885

Per share results:

      Net income                                    $      0.09   $      0.41


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          for the three months ended March 31, 1996 and 1995
                             (Unaudited)

                                                      Unrealized
                                                     Appreciation
                              Common    Contributed (Depreciation)   Retained
                              Shares      Capital   of Investments   Earnings


Balance at January 1, 1995 $43,930,722  $15,058,327  $(7,281,724)  $42,545,114
Net income                         --           --           --      2,751,083
Unrealized appreciation of
  investment securities, net
  of deferred income taxes         --           --     6,306,988           --
Dividends ($0.06 per share)        --           --           --       (473,738)
Exercise of stock options
  for 24,920 common shares     133,290          --           --            --
Balance at March 31, 1995  $44,064,012  $15,058,327  $  (974,736)  $44,822,459


Balance at January 1, 1996 $44,076,685  $15,058,327  $ 6,842,245   $52,265,410
Net income                         --           --           --        594,963
Unrealized depreciation of
  investment securities, net
  of deferred income taxes         --           --    (1,396,098)          --
Dividends ($0.08 per share)        --           --           --       (542,350)
Exercise of stock options
  for 4,042 common shares       23,241          --           --            --
Repurchase and retirement
  of 1,472 common shares       (22,080)         --           --            --
Balance at March 31, 1996  $44,077,846  $15,058,327  $ 5,446,147   $52,318,023


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 1996 and 1995
                             (Unaudited)
                                                              March 31,
                                                          1996        1995
Cash flows from operating activities:
 Net income                                          $   594,963  $ 2,751,083
 Reconciliation of net income to net cash
  provided by operating activities:
    Deferred policy acquisition costs, net                 2,554     (389,093)
    Increase in unearned premiums                         74,194      499,055
    Increase in losses and loss adjustment expenses      754,651    1,742,009
    Decrease (increase) in amount due from Meridian
      Mutual Ins. Co.                                  2,706,563     (166,686)
    Decrease (increase) in reinsurance receivables     1,355,053     (583,175)
    Increase in other assets                            (243,715)     (55,049)
    Increase in other post-employment benefits            29,859       24,399
    Increase in reinsurance payables                   1,268,399    1,075,210
    Decrease in accrued commissions and other expenses(3,147,305)  (1,837,345)
    Decrease in payable for federal income taxes        (713,000)    (335,000)
    Increase in other liabilities                        185,264      326,628
    Net realized investment gains                       (322,078)     (95,782)
    Other, net                                           229,085      408,915
 Net cash provided by operating activities             2,774,487    3,365,169

Cash flows from investing activities:
 Purchase of fixed maturities, available for sale     (9,988,112)  (4,565,620)
 Proceeds from sale of fixed maturities, available
   for sale                                            5,411,118      831,020
 Proceeds from calls, prepayments and maturity of
   fixed maturities, available for sale                6,095,577    1,667,278
 Purchase of equity securities                        (4,496,347)  (1,739,408)
 Proceeds from sale of equity securities               2,419,087    3,178,559
 Net decrease in short-term investments                  382,754      234,820
 Decrease in other invested assets                        11,321       51,281
 Decrease in payable for securities                   (1,440,143)  (2,123,354)
 Net cash used in investing activities                (1,604,745)  (2,465,424)

Cash flows from financing activities:
 Dividends paid                                         (474,376)    (404,566)
 Repurchase and retirement of common stock               (22,080)         --
 Exercise of stock options                                23,241      133,290
 Net cash used in financing activities                  (473,215)    (271,276)

Increase in cash                                         696,527      628,469
Cash at beginning of period                              935,098      843,398
Cash at end of period                                $ 1,631,625  $ 1,471,867



The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1995. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.


  1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Meridian Security"). Meridian Security participates in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), a principal shareholder of the Company, in which the underwriting income and expenses of both Meridian Mutual and Meridian Security are shared. Meridian Security's participation for the three months ended March 31, 1996 and 1995 was 74 percent.

  2. Reinsurance
     For the three months ended March 31, 1996 and 1995, the effects of reinsurance on the Company's written and earned premiums are as follows:

                              March 31, 1996              March 31, 1995
                           Written       Earned       Written        Earned

        Direct           $38,344,632  $38,199,183   $36,887,060   $36,225,241
        Assumed            1,768,994    1,840,248     1,284,220     1,350,046
        Ceded             (2,979,026)  (2,892,988)   (2,691,770)   (2,758,873)
        Net              $37,134,600  $37,146,443   $35,479,510   $34,816,414

     Reinsurance recoveries recognized during the three month periods ended March 31, 1996 and 1995 were approximately $96,000 and $1,745,000, respectively.

  3. Pending Acquisition
     On February 8, 1996, the Company announced its intent to acquire Citizens Security Group Inc. ("Citizens") for approximately $29 million in cash. On March 22, 1996, the Company and Citizens executed a definitive acquisition agreement, which is conditioned upon the approval of Citizens' shareholders, Citizens Security Mutual Insurance Company's policyholders and the insurance departments of Indiana, Minnesota and Ohio. It is expected that the acquisition will be completed by mid-year 1996. Upon completion of the acquisition, the Company's operating territory will expand into four additional states:
     Minnesota, Missouri, North Dakota, and South Dakota; and its revenue base will increase in Iowa, Ohio and Wisconsin. As a result of this acquisition, the Company will gain control of Citizens Security Mutual Insurance Company. Direct written premiums for the Citizens' affiliated companies were approximately $50 million in 1995. The underwriting results of Citizens are expected to be incorporated into the pooling arrangement between Meridian Mutual and Meridian Security.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         At March 31, 1996, Meridian Insurance Group, Inc. reported total assets of $318.6 million, or 1.2 percent less than the December 31, 1995 total of $322.6 million. Contributing to the asset decline were reduced market values in the Company's fixed maturity investments, of which the entire portfolio is classified as available for sale and carried at fair market value. Net unrealized appreciation of fixed maturities declined approximately $3.5 million during the first quarter of 1996. Total liabilities of $201.7 million at March 31, 1996 reflects a decrease of 1.3 percent from $204.3 million at year-end 1995. The first quarter payments of certain year end liabilities such as contingent commissions, employee incentive bonuses, federal income taxes, and other unpaid operating expenses resulted in the reduction.

         The Company's shareholders' equity of $116.9 million at March 31, 1996 reflects a decrease of 1.1 percent from year-end 1995's $118.2 million. A reduction in unrealized appreciation of investments, net of deferred income taxes of approximately $1.4 million was the principal factor. The quarterly dividend, which was increased to $0.08 per common share in March 1996, largely offset the first quarter earnings of $0.09 per share. The Company's book value per share at March 31, 1996 was $17.24, a 1.2 percent decrease from $17.45 at December 31, 1995.

         Results of Operations
         For the three months ended March 31, 1996, the Company recorded net income of approximately $0.6 million, or $0.09 per common share. This compares to the 1995 first quarter net income of approximately $2.8 million, or $0.41 per share. The current period reduction in earnings is primarily attributable to an unusually large number of property damage claims associated with severe winter storms that affected Meridian's operating territory during the first three months of 1996. Estimated total weather-related catastrophe losses were $2.2 million. In addition, approximately $2.0 million of weather-related non-catastrophic claims were incurred. The total after-tax impact of such weather-related claims is estimated to be approximately $0.40 per share. The 1995 results were not materially impacted by catastrophe or other weather-related claims.

         The Company's total revenue of $41.4 million for the first three months of 1996 increased 7.1 percent over the $38.7 million reported for the same 1995 period. The increased revenues were largely attributable to a 6.7 percent growth in premiums earned to $37.1 million from $34.8 million in the 1995 first quarter. All of the Company's major lines of business contributed to the earned premium growth, with personal lines increasing 7.5 percent, commercial lines 5.8 percent and farm lines 4.6 percent. Net investment income for the 1996 first quarter increased 2.7 percent to $3.7 million from $3.6 million for the comparable 1995 period. Through the first three months of 1996, the Company realized gains on the disposition of investments of $0.3 million compared to $0.1 million for the same 1995 period.

         Largely as a result of the weather-related claims, the Company's incurred losses and loss adjustment expenses of $29.5 million for the quarter ended March 31, 1996, were
         21.2 percent higher than the $24.3 million for the first quarter of 1995. The Company's statutory loss and loss adjustment expense ratio of 79.4 percent for the 1996 first quarter increased 8.6 percentage points from the 70.8 percent reported for the 1995 first quarter.

         For the three months ended March 31, 1996, the Company's total general operating and amortization expenses of $11.4 million increased 5.6 percent from $10.8 million in the 1995 first quarter. This percentage increase is less than the Company's 6.7 percent increase in premium volume for the three months ended March 31, 1996. The statutory expense ratio for the 1996 first quarter improved slightly to 31.0 percent compared to 1995's first quarter ratio of 31.2 percent due primarily to lower average commission expenses. The statutory combined ratio of 110.4 percent for the 1996 first quarter increased 8.3 percentage points over 1995's first quarter ratio of 102.1 percent.

         An income tax benefit of $0.1 million in the first quarter of 1996 resulted from the amount of tax-exempt investment income relative to pre-tax income.


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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   April 23, 1996           By:    /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

 DATE:   April 23, 1996            By:    /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended March 31, 1996
                         Index to Exhibits



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

            (27)                         Financial Data Schedule