Form 10-Q
period 1996-06-30
MERIDIAN INSURANCE GROUP INC
filed 1996-08-01
CIK 809801

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                                  OR

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ___________________ to ___________________.

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


                 6,779,375 Common Shares at June 30, 1996


The Index of Exhibits is located at page 14 in the sequential numbering system.
Total pages: 14

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
              as of June 30, 1996 and December 31, 1995

                                                       June 30,   December 31,
                                                         1996         1995
                                                      (Unaudited)
                     ASSETS
Investments:
     Fixed maturities--available for sale, at market
        (cost $207,481,000 and $213,816,000)         $208,644,735 $220,036,772
     Equity securities, at market
          (cost $29,108,000 and $26,961,000)           34,766,000   31,119,875
     Short-term investments, at cost, which
          approximates market                           8,784,152    2,483,338
     Other invested assets                              1,071,871    1,053,905
          Total investments                           253,266,758  254,693,890
Cash                                                      452,465      935,098
Premiums receivable, net of allowance for bad debts     2,763,023    2,642,425
Accrued investment income                               2,798,540    2,942,194
Deferred policy acquisition costs                      14,076,109   13,354,600
Goodwill                                                2,088,114    2,152,339
Reinsurance receivables                                39,308,748   32,469,285
Prepaid reinsurance premiums                            3,025,630    2,617,138
Due from Meridian Mutual Insurance Company              9,347,382    9,358,803
Other assets                                            4,177,832    1,422,444
     Total assets                                    $331,304,601 $322,588,216

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                  $129,946,509 $123,577,240
Unearned premiums                                      68,313,704   64,558,695
Other post-retirement benefits                          1,358,096    1,298,378
Payable for securities                                  3,080,587    1,122,637
Reinsurance payables                                    8,903,236    6,863,626
Other liabilities                                       3,586,767    6,924,973
     Total liabilities                                215,188,899  204,345,549

Shareholders' equity:
   Common shares, no par value, authorized 20,000,000
     shares; issued 6,805,955 at June 30, 1996 and
     6,803,385 at December 31, 1995; outstanding
     6,779,375 at June 30, 1996, and 6,776,805 at
     December 31, 1995                                 44,077,846   44,076,685
   Contributed capital                                 15,058,327   15,058,327
   Unrealized appreciation of investment securities,
     net of deferred income tax                         4,502,082    6,842,245
   Retained earnings                                   52,477,447   52,265,410
     Total shareholders' equity                       116,115,702  118,242,667
     Total liabilities and shareholders' equity      $331,304,601 $322,588,216


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          for the three months ended June 30, 1996 and 1995
                             (Unaudited)


                                                              June 30,
                                                         1996         1995

Premiums earned                                      $ 38,281,603 $ 35,653,703
Net investment income                                   3,530,629    3,673,903
Realized investment gains                               1,270,172      210,656
Other income                                              179,157       94,387
        Total revenues                                 43,261,561   39,632,649

Losses and loss adjustment expenses                    31,610,326   27,015,909
General operating expenses                              2,979,835    3,345,441
Amortization expenses                                   8,285,625    7,690,371
        Total expenses                                 42,875,786   38,051,721

Income before income taxes                                385,775    1,580,928
Income taxes (benefit):
   Current                                                (10,000)     182,000
   Deferred                                              (306,000)     138,000
        Total income taxes (benefit)                     (316,000)     320,000

        Net income                                   $    701,775 $  1,260,928

        Weighted average shares outstanding             6,779,375    6,773,304

Per share results:

      Net income                                     $       0.10 $       0.19


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
           for the six months ended June 30, 1996 and 1995
                             (Unaudited)


                                                              June 30,
                                                         1996         1995

Premiums earned                                      $ 75,428,046 $ 70,470,117
Net investment income                                   7,256,834    7,302,408
Realized investment gains                               1,592,250      306,438
Other income                                              384,786      220,632
        Total revenues                                 84,661,916   78,299,595

Losses and loss adjustment expenses                    61,117,044   51,360,467
General operating expenses                              6,363,623    6,918,300
Amortization expenses                                  16,326,511   14,934,817
        Total expenses                                 83,807,178   73,213,584

Income before income taxes                                854,738    5,086,011
Income taxes (benefit):
   Current                                                 92,000      962,000
   Deferred                                              (534,000)     112,000
        Total income taxes (benefit)                     (442,000)   1,074,000

        Net income                                   $  1,296,738 $  4,012,011

        Weighted average shares outstanding             6,779,191    6,763,648

Per share results:

      Net income                                     $       0.19 $       0.59

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           for the six months ended June 30, 1996 and 1995
                             (Unaudited)




                                                      Unrealized
                                                     Appreciation
                               Common   Contributed (Depreciation)   Retained
                               Shares     Capital   of Investments   Earnings


Balance at January 1, 1995  $43,930,722 $15,058,327  $(7,281,724)  $42,545,114
Net income                           --          --           --     4,012,011
Unrealized appreciation of
  investment securities, net
  of deferred income taxes           --          --    9,532,320            --
Dividends ($0.14 per share)          --          --           --      (948,018)
Exercise of stock options
  for 39,146 common shares      215,089          --           --            --
Repurchase and retirement
  of 6,479 common shares        (77,033)         --           --            --
Balance at June 30, 1995    $44,068,778 $15,058,327  $ 2,250,596   $45,609,107


Balance at January 1, 1996  $44,076,685 $15,058,327  $ 6,842,245   $52,265,410
Net income                           --          --           --     1,296,738
Unrealized depreciation of
  investment securities, net
  of deferred income taxes           --          --   (2,340,163)           --
Dividends ($0.16 per share)          --          --           --    (1,084,701)
Exercise of stock options
  for 4,042 common shares        23,241          --           --            --
Repurchase and retirement
  of 1,472 common shares        (22,080)         --           --            --
Balance at June 30, 1996    $44,077,846 $15,058,327  $ 4,502,082   $52,477,447


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
           for the six months ended June 30, 1996 and 1995
                             (Unaudited)
                                                              June 30,
                                                         1996         1995
Cash flows from operating activities:
 Net income                                          $  1,296,738 $  4,012,011
 Reconciliation of net income to net cash provided by
  operating activities:
    Deferred policy acquisition costs, net               (721,509)    (945,794)
    Increase in unearned premiums                       3,755,009    2,978,094
    Increase in losses and loss adjustment expenses     6,369,269    1,056,986
    Decrease (increase) in amount due from Meridian
      Mutual Ins. Co.                                      11,421   (1,197,172)
    Decrease (increase) in reinsurance receivables     (6,839,463)   2,289,251
    Increase in other assets                           (1,042,387)     (52,470)
    Increase in other post-employment benefits             59,718       48,798
    Increase in reinsurance payables                    2,039,610    3,003,296
    Decrease in accrued commissions and other expenses (2,631,571)  (1,040,453)
    Decrease in payable for federal income taxes       (1,002,352)  (1,448,000)
    Increase in other liabilities                         227,743      255,106
    Net realized investment gains                      (1,592,250)    (306,438)
    Other, net                                           (557,948)     280,687
 Net cash provided (used) by operating activities        (627,972)   8,933,902

Cash flows from investing activities:
 Purchase of fixed maturities, available for sale (19,094,373) (13,544,917) Proceeds from sale of fixed maturities, available
   for sale                                            15,650,720    2,328,180
 Proceeds from calls, prepayments and maturity of
   fixed maturities, available for sale                 9,339,404    3,373,629
 Purchase of equity securities                         (8,332,404)  (4,217,534)
 Proceeds from sale of equity securities                7,958,388    4,078,059
 Net increase in short-term investments                (6,300,814)    (170,939)
 Decrease (increase) in other invested assets             (17,966)      78,864
 Increase (decrease) in payable for securities          1,957,950     (476,501)
 Net cash provided (used) in investing activities       1,160,905   (8,551,159)

Cash flows from financing activities:
 Dividends paid                                        (1,016,727)    (878,304)
 Repurchase and retirement of common stock                (22,080)     (77,033)
 Exercise of stock options                                 23,241      215,089
 Net cash used in financing activities                 (1,015,566)    (740,248)

Decrease in cash                                         (482,633)    (357,505)
Cash at beginning of period                               935,098      603,566
Cash at end of period                                $    452,465 $    246,061


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1995. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.


1. Related Party Transactions
   Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Meridian Security"). Meridian Security participates in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), a principal shareholder of the Company, in which the underwriting income and expenses of both Meridian Mutual and Meridian Security are shared. Meridian Security's participation for the three and six months ended June 30, 1996 and 1995 were 74 percent.

2. Reinsurance
   For the six months ended June 30, 1996 and 1995, the effects of reinsurance on the Company's written and earned premiums are as follows:

                               June 30, 1996               June 30, 1995
                            Written       Earned        Written       Earned

       Direct             $82,551,768  $77,636,806    $76,497,408  $73,424,242
       Assumed              2,823,327    3,983,278      2,501,438    2,596,509
       Ceded               (6,600,532)  (6,192,038)    (5,631,487)  (5,550,634)
       Net                $78,774,563  $75,428,046    $73,367,359  $70,470,117

   Reinsurance recoveries recognized during the six month periods ended June 30, 1996 and 1995 were approximately $10,734,000 and $852,000, respectively.

3. Pending Acquisition
   On February 8, 1996, the Company announced its intent to acquire Citizens Security Group Inc. ("Citizens") for approximately $29 million in cash. On March 22, 1996, the Company and Citizens executed a definitive acquisition agreement, which is conditioned upon the approval of Citizens' shareholders, Citizens Security Mutual Insurance Company's policyholders and the insurance departments of Indiana, Minnesota and Ohio. It is expected that the acquisition will be completed by July 31, 1996. Upon completion of the acquisition, the Company's operating territory will expand into four additional states:
   Minnesota, Missouri, North Dakota, and South Dakota; and its revenue base will increase in Iowa, Ohio and Wisconsin. As a result of this acquisition, the Company will gain control of Citizens Security Mutual Insurance Company. Direct written premiums for the Citizens' affiliated companies were approximately $50 million in 1995. The underwriting results of Citizens are expected to be incorporated into the pooling arrangement between Meridian Mutual and Meridian Security.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations:

       Financial Position
       Total assets for Meridian Insurance Group, Inc. at June 30, 1996 were $331.3 million, a growth of 2.7 percent over December 31, 1995's $322.6 million. This growth was primarily attributed to increases in the Company's reinsurance receivables and its deferred federal income tax asset. The growth of approximately $6.8 million in reinsurance receivables resulted from the heavy volume of property damage claims that were associated with severe wind and hail storms that affected Meridian's operating territory during the second quarter of 1996. Losses incurred from these storms exceeded the Company's retention limits on both its single occurrence and aggregate catastrophe reinsurance contracts. The increase in the deferred tax asset was largely attributed to a decline in the net unrealized appreciation of the Company's fixed maturity investment portfolio of approximately $5.1 million. The reduction in the market value of the fixed maturity portfolio also contributed to a slight decline in total invested assets to $253.3 million at June 30, 1996 compared to the 1995 year-end total of $254.7 million. The Company's short-term investments increased to $8.8 million as the Company began accumulating cash in anticipation of the July 31 closing of the acquisition of Citizens Security Group, Inc.

       The Company's total liabilities of $215.2 million at June 30, 1996 were 5.3 percent higher than December 31, 1995's total of $204.3 million. Contributing to the liability growth were the increased reserves for losses and loss adjustment expenses and unearned premiums. The high volume of claims associated with the severe weather was the primary cause for the increased loss and loss adjustment expense reserves. The unearned premium reserve growth was reflective of the Company's increased 1996 premium volume. The Company's shareholders' equity at June 30, 1996 was $116.1 million, a decrease of 1.8 percent from $118.2 million at December 31, 1995. The reduction in unrealized appreciation of fixed maturities, net of unrealized gains on equity securities and deferred income taxes, was a major factor in the decrease in shareholders' equity. The Company's net income of $1.3 million, or $0.19 per share, for the first half on 1996 was largely offset by the first and second quarter dividends totaling $0.16 per share. The book value per share for Meridian Insurance Group, Inc. at June 30, 1996 decreased to $17.13 as compared to $17.45 at December 31, 1995.

       On February 8, 1996, the Company announced that its subsidiary, Meridian Security had entered into a letter of intent to acquire Citizens Security Group, Inc. of Red Wing, Minnesota for approximately $29 million in cash. A definitive acquisition agreement was executed on March 22, 1996 and the subsequent acquisition was closed on July 31, 1996. Approximately 60 percent of the cash was generated from the sale of a portion of Meridian Security's investment portfolio. The remaining $12 million was financed by the parent company as bank debt and contributed to Meridian Security. The loan was financed through First Chicago/NBD Corporation and is to be amortized over seven years with the interest rate of LIBOR plus 50 basis points. The acquisition is expected to generate approximately $35 to $40 million of net premium writings in seven states, four of which the Company did not previously operate in.

       Results of Operations

       Quarter
       For the three months ended June 30, 1996, the Company reported net income of $0.7 million, or $0.10 per common share. This compares to the 1995 second quarter net income of $1.3 million, or $0.19 per share. The results for both periods were affected by severe weather in the Midwest with the heaviest impact caused by wind and hail storms in April and May of 1996. This year's total second quarter catastrophe losses represent the largest quarterly catastrophe losses in the Company's history. Estimated total weather-related catastrophe losses for the 1996 second quarter were $6.3 million before tax, or approximately $0.60 per share after tax. This compares to the 1995 second quarter storm losses of approximately $3.8 million, or $0.37 per share.

       The Company's total revenues of $43.3 million for the 1996 second quarter increased 9.2 percent over the $39.6 million reported for the comparable 1995 period. This was primarily attributed to strong premium growth in nearly all lines of business as premiums earned increased 7.4 percent to $38.3 million from $35.7 million for the 1995 second quarter. Direct premiums written for the total Meridian pool increased 11.6 percent in the second quarter, exceeding the Meridian's growth goal for the quarter. Net investment income for the three months ended June 30, 1996, of $3.5 million declined slightly from the comparable 1995 total of $3.7 million. This resulted primarily from a higher proportion of equity securities and tax-exempt bonds in the investment portfolio. During the second quarter, the Company realized net gains on the sale of investments of $1.3 million, which compares to $0.2 million for the same 1995 period. The additional gains in the current period were largely the result of market conditions and the Company selling a portion of its equity portfolio to generate cash in anticipation of the July closing of the acquisition of Citizens Security Group Inc.

       Heavily impacted by catastrophe losses, the Company's incurred losses and loss adjustment expenses of $31.6 million for the quarter ended June 30, 1996, were 17.0 percent higher than 1995 second quarter's $27.0 million.
       The Company's statutory loss and loss adjustment expense ratio of 82.6 percent for the second quarter of 1996 increased 6.6 percentage points from 76.0 percent reported for the same 1995 period. For the three month period ended June 30, 1996, the Company's general operating and amortization expenses of $11.3 million increased 2.1 percent from $11.0 million reported for the same 1995 period. Relative to premium volume, the Company's statutory expense ratio of 27.8 percent for the 1996 second quarter improved 2.5 percentage points when compared to the 1995 second quarter ratio of 30.3 percent. Such expenses were favorably affected by decreases in accruals for employee incentive compensation and agent profit-sharing. The statutory combined ratio for the three months ended June 30, 1996 was 110.4 percent compared to the 1995 ratio of 106.3 percent for the same three months of 1995.

       The income tax benefit of $0.3 million recorded for the three months ended June 30, 1996 resulted primarily from the amount of tax-exempt investment income in relation to pre-tax income.

       Six Months
       For the six months ended June 30, 1996, Meridian Insurance Group, Inc. reported net income of $1.3 million, or $0.19 per share. This compares to net income of $4.0 million, or $0.59 per share, for the corresponding 1995 period. The 1996 results were hampered by a series of severe storms that produced an unusually large volume of property damage claims throughout the Company's operating territory during the first five months of 1996. The after-tax impact of weather-related catastrophe and non-catastrophe claims is estimated to be approximately $1.00 per share through June 30, 1196, compared to $0.37 per share through June 30, 1995.

       Total revenues have grown 8.1 percent to $84.7 million from $78.3 million for the same 1995 period. Premiums earned have increased 7.0 percent through the first six months of 1996 to $75.4 million from $70.5 million for the same 1995 period. All of the Company's major lines of business contributed to the earned premium growth. Total net investment income for the first six months of 1996 of nearly $7.3 million was relatively unchanged from 1995. Although invested assets grew, the net yield decreased due largely to a greater proportion of assets invested in equity securities and tax-exempt bonds. Over the first half of 1996, the Company realized net gains on the sale of invested assets of $1.6 million compared to $0.3 million for the same period one year ago.

       Through the first six months of 1996, the Company's incurred losses and loss adjustment expenses totaled $61.1 million, which are 19.0 percent higher than 1995's $51.4 million. Approximately $10.5 million of the current period losses resulted from the weather-related catastrophe and non-catastrophic claims, compared to $3.8 million incurred for the 1995 period. The loss and loss adjustment expense ratio for the 1996 six month period was 81.0 percent, a deterioration of approximately 8.0 percentage points from 1995's ratio. The deterioration in the Company's property lines of business have been somewhat offset by improved results in the personal and commercial auto liability and workers' compensation lines of business.

       General operating and amortization expenses of $22.7 million for the six months ended June 30, 1996, were 3.8 percent higher than the 1995 total of $21.9 million. Relative to net written premiums the statutory expense ratio for the six months ended June 30, 1996 was 29.3 percent, which compares favorably to the 30.7 percent ratio for the same 1995 period. The statutory combined ratio for the most recent six-month period was 110.3 percent, or over 6.0 percentage points higher than 1995's ratio.

       For the six months ended June 30, 1996, the Company has recorded an income tax benefit of approximately $0.4 million, primarily the result of the amount of tax-exempt investment income in relation to pre-tax income.

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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   July 23, 1996            By:    /s/ Norma J. Oman
                                          Norma J. Oman, President and
                                          Chief Executive Officer

  DATE:   July 23, 1996            By:    /s/ Steven R. Hazelbaker
                                          Steven R. Hazelbaker,
                                          Vice President, Chief Financial
                                          Officer and Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended June 30, 1996
                         Index to Exhibits



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