Form 10-Q
period 1996-09-30
MERIDIAN INSURANCE GROUP INC
filed 1996-11-15
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

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


               6,779,375 Common Shares at September 30, 1996


The Index of Exhibits is located at page 15 in the sequential numbering system. Total pages: 15

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial
                    information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

                    These quarterly interim financial statements are unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            as of September 30, 1996 and December 31, 1995

                                                    September 30, December 31,
                                                        1996          1995
                                                     (Unaudited)
                     ASSETS
Investments:
     Fixed maturities--available for sale, at market
        (cost $232,587,000 and $213,816,000)        $234,606,130  $220,036,772
     Equity securities, at market
        (cost $30,453,000 and $26,961,000)            36,390,362    31,119,875
     Short-term investments, at cost, which
        approximates market                            3,509,293     2,483,338
     Other invested assets                             1,148,924     1,053,905
        Total investments                            275,654,709   254,693,890
Cash                                                   1,215,894       935,098
Premiums receivable, net of allowance for bad debts    3,562,618     2,642,425
Accrued investment income                              3,126,229     2,942,194
Deferred policy acquisition costs                     16,554,780    13,354,600
Goodwill                                              17,091,978     2,152,339
Reinsurance receivables                               56,870,582    32,469,285
Prepaid reinsurance premiums                           5,239,308     2,617,138
Due from Meridian Mutual Insurance Company            25,106,797     9,358,803
Other assets                                           8,055,982     1,422,444
     Total assets                                   $412,478,877  $322,588,216

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                 $158,890,521  $123,577,240
Unearned premiums                                     87,178,317    64,558,695
Other post-retirement benefits                         1,387,955     1,298,378
Bank loan payable                                     12,000,000            --
Payable for securities                                        --     1,122,637
Reinsurance payables                                  28,054,562     6,863,626
Other liabilities                                      6,848,655     6,924,973
     Total liabilities                               294,360,010   204,345,549

Shareholders' equity:
Common shares, no par value, authorized 20,000,000
   shares; issued 6,805,955 at September 30, 1996 and
   6,803,385 at December 31, 1995; outstanding
   6,779,375 at September 30, 1996, and 6,776,805 at
   December 31, 1995                                  44,077,846    44,076,685
Contributed capital                                   15,058,327    15,058,327
Unrealized appreciation of investment securities, net
   of deferred income tax                              5,241,365     6,842,245
Retained earnings                                     53,741,329    52,265,410
   Total shareholders' equity                        118,118,867   118,242,667
   Total liabilities and shareholders' equity       $412,478,877  $322,588,216

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
        for the three months ended September 30, 1996 and 1995
                             (Unaudited)


                                                           September 30,
                                                         1996         1995

Premiums earned                                     $ 44,165,128  $ 36,883,914
Net investment income                                  3,795,862     3,674,414
Realized investment gains                                890,618       867,665
Other income (expense)                                   138,359       (25,648)
        Total revenues                                48,989,967    41,400,345

Losses and loss adjustment expenses                   33,650,503    25,413,362
General operating expenses                             3,794,045     3,444,584
Amortization expenses                                  9,735,046     7,982,521
Interest expense                                         120,000            --
        Total expenses                                47,299,594    36,840,467

Income before income taxes                             1,690,373     4,559,878
Income taxes (benefit):
   Current                                               468,141     1,164,000
   Deferred                                             (584,000)       (8,000)
        Total income taxes (benefit)                    (115,859)    1,156,000

        Net income                                  $  1,806,232  $  3,403,878

        Weighted average shares outstanding            6,779,375     6,776,144

Per share results:

      Net income                                    $       0.27  $       0.50


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
        for the nine months ended September 30, 1996 and 1995
                             (Unaudited)


                                                           September 30,
                                                         1996         1995

Premiums earned                                     $119,593,174  $107,354,031
Net investment income                                 11,052,696    10,976,822
Realized investment gains                              2,482,868     1,174,103
Other income                                             523,145       194,984
        Total revenues                               133,651,883   119,699,940

Losses and loss adjustment expenses                   94,767,547    76,773,829
General operating expenses                            10,157,668    10,362,884
Amortization expenses                                 26,061,557    22,917,338
Interest expense                                         120,000            --
        Total expenses                               131,106,772   110,054,051

Income before income taxes                             2,545,111     9,645,889
Income taxes (benefit):
   Current                                               560,141     2,126,000
   Deferred                                           (1,118,000)      104,000
        Total income taxes (benefit)                    (557,859)    2,230,000

        Net income                                  $  3,102,970  $  7,415,889

        Weighted average shares outstanding            6,779,253     6,767,859

Per share results:

      Net income                                    $       0.46  $       1.10


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 1996 and 1995
                             (Unaudited)




                                                      Unrealized
                                                     Appreciation
                              Common    Contributed (Depreciation)   Retained
                              Shares      Capital   of Investments   Earnings


Balance at January 1, 1995 $43,930,722  $15,058,327  $(7,281,724)  $42,545,114
Net income                          --           --           --     7,415,889
Unrealized appreciation of
  investment securities, net
  of deferred income taxes          --           --   10,415,200            --
Dividends ($0.21 per share)         --           --           --    (1,422,366)
Exercise of stock options
  for 40,121 common shares     220,696           --           --            --
Repurchase and retirement
  of 6,479 common shares       (77,033)          --           --            --
Balance at September 30,
  1995                     $44,074,385  $15,058,327  $ 3,133,476   $48,538,637


Balance at January 1, 1996 $44,076,685  $15,058,327  $ 6,842,245   $52,265,410
Net income                          --           --           --     3,102,970
Unrealized depreciation of
  investment securities, net
  of deferred income taxes          --           --   (1,600,880)           --
Dividends ($0.24 per share)         --           --           --    (1,627,051)
Exercise of stock options
  for 4,042 common shares       23,241           --           --            --
Repurchase and retirement
  of 1,472 common shares       (22,080)          --           --            --
Balance at September 30,
  1996                     $44,077,846  $15,058,327  $ 5,241,365   $53,741,329


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
        for the nine months ended September 30, 1996 and 1995
                             (Unaudited)
                                                            September 30,
                                                          1996         1995
Cash flows from operating activities:
 Net income                                          $ 3,102,970   $ 7,415,889
 Reconciliation of net income to net cash provided by
  operating activities:
    Deferred policy acquisition costs, net              (887,339)   (1,192,569)
    Increase in unearned premiums                      5,146,765     4,112,093
    Increase (decrease) in losses and loss adjustment
       expenses                                        8,635,429      (169,264)
    Increase in amount due from Meridian Mutual
       Ins. Co.                                      (15,747,994)     (310,511)
    Decrease (increase) in reinsurance receivables   (18,372,200)    3,430,478
    Decrease in other assets                           7,002,160        35,552
    Increase in other post-employment benefits            89,577        73,197
    Increase in reinsurance payables                  21,190,936     1,766,709
    Decrease in accrued commissions and other
       expenses                                       (2,554,513)     (558,356)
    Decrease in other liabilities                       (755,054)     (479,010)
    Net realized investment gains                     (2,482,868)   (1,174,103)
    Other, net                                        (1,424,793)      223,338
 Net cash provided by operating activities             2,943,076    13,173,443

Cash flows from investing activities:
 Purchase of fixed maturities, available for sale    (26,133,061)  (26,155,168)
 Proceeds from sale of fixed maturities,
    available for sale                                27,111,009     6,352,960
 Proceeds from calls, prepayments and maturity of
    fixed maturities, available for sale              16,477,483    12,140,017
 Purchase of equity securities                       (13,468,404)  (13,850,408)
 Proceeds from sale of equity securities              13,354,120     8,060,066
 Net decrease (increase) in short-term investments     1,117,429    (6,473,850)
 Decrease (increase) in other invested assets            (95,019)       40,706
 Acquisition of subsidiary                           (30,209,343)           --
 Increase (decrease) in payable for securities        (1,258,578)    7,448,782
 Net cash used in investing activities               (13,104,364)  (12,436,895)

Cash flows from financing activities:
 Dividends paid                                       (1,559,077)   (1,352,584)
 Bank loan payable                                    12,000,000            --
 Repurchase and retirement of common stock               (22,080)      (77,033)
 Exercise of stock options                                23,241       220,696
 Net cash provided by (used) in financing activities  10,442,084    (1,208,921)

Increase (decrease) in cash                              280,796      (472,373)
Cash at beginning of period                              935,098       603,566
Cash at end of period                               $  1,215,894  $    131,193


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1995. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.


   1. Related Party Transactions
      Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Both Citizens Fund and ICO, along with their holding company, Citizens Security Group, Inc. ("CSGI"), were purchased by Meridian Security on July 31, 1996 (see Note 3 below). Effective August 1, 1996, Meridian Security, Citizens Fund and ICO all participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Citizens Mutual Insurance Company, the former majority shareholder of CSGI, in which the underwriting income and expenses of each entity are shared. Beginning August 1, 1996, the participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

   2. Reinsurance
      For the nine months ended September 30, 1996 and 1995, the effects of reinsurance on the Company's written and earned premiums are as follows:

                          September 30, 1996            September 30, 1995
                         Written       Earned          Written       Earned

       Direct         $132,586,215  $125,181,623    $115,640,954  $111,516,528
       Assumed           3,303,422     5,328,276       4,152,602     4,157,814
       Ceded           (11,512,365)  (10,916,725)     (8,397,684)   (8,320,311)
       Net            $124,377,272  $119,593,174    $111,395,872  $107,354,031

      Reinsurance recoveries recognized during the nine month periods ended September 30, 1996 and 1995 were approximately $18,066,000 and $159,000, respectively.

   3. Acquisition
      On July 31, 1996, the Company acquired Citizens Security Group, Inc. and its property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio ("Citizens"), for a cash purchase price of approximately $30,200,000, including capitalized acquisition costs. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $15,100,000, which is being amortized over 25 years on the straight-line basis.

      The acquisition was funded in part through $12,000,000 of bank debt. The loan is being amortized over seven years with a variable interest rate of LIBOR plus 50 basis points. The bank debt includes certain financial covenants, the most significant of which concern the amounts of risk based capital, statutory policyholders' surplus, total debt and debt to capitalization.

      The consolidated financial statements include the results of operations of Citizens from the date of acquisition. Unaudited pro-forma condensed consolidated results of operations presented below assume the acquisition and financing of Citizens had occurred at the beginning of each period presented:

                                        Nine months ended
                                          September 30,
                                      1996             1995

         Premiums                 $138,347,000     $130,077,000
         Revenues                 $153,583,000     $143,884,000
         Net income               $  1,109,000     $  7,293,000
         Net income per share     $       0.16     $       1.08

      These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

      Supplemental cash flow information for the acquisition is as follows:

                                                       1996

         Fair value of assets acquired             $ 77,525,327
         Cash paid                                   30,209,343
         Liabilities assumed                       $ 47,315,984

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         On July 31, 1996, the Company completed the acquisition of Citizens Security Group, Inc. ("Citizens") of Red Wing, Minnesota. The Company purchased all of the outstanding shares of Citizens and its wholly-owned subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for $30.2 million in cash, including capitalized acquisition costs. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio. The remaining $12 million was financed through bank debt and will be amortized over seven years with a variable interest rate of LIBOR plus 50 basis points. The acquisition of Citizens was accounted for as a purchase. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets of approximately $15.1 million was recorded as goodwill, which will be amortized on a straight-line basis over a 25 year period. The Company's balance sheet at September 30, 1996 includes the assets and liabilities of Citizens.

         Total assets of Meridian Insurance Group, Inc. at September 30, 1996 were $412.5 million, an increase of 27.9 percent over $322.6 million at December 31, 1995. This increase was primarily attributable to the assets acquired in the Citizens purchase. Total cash and invested assets of $276.9 million at September 30, 1996 increased 8.3 percent over the December 31, 1995 total of $255.6 million. Contributing to this increase was the purchase of the Citizens investment portfolio of approximately $38 million, reduced by approximately $17 million of the Company's invested assets that were liquidated to fund the acquisition. The Company's invested assets also experienced a decline of approximately $4.2 million in the net unrealized appreciation of its fixed maturity investment portfolio at September 30, 1996 in comparison to the 1995 year end value.

         The Company's total liabilities of $294.4 million at September 30, 1996 were 44.0 percent higher than December 31, 1995's total of $204.3 million. Contributing to the liability growth were the assumed liabilities from the Citizens purchase, bank debt of $12 million and increased reserves for losses and loss adjustment expenses and unearned premiums. The higher reserves for losses and loss adjustment expenses, aside from the acquisition, resulted primarily from the increased volume and the loss experience and payment pattern of the Meridian business. The unearned premium reserve growth reflects the Company's increased 1996 premium volume and the acquisition of the Citizens' business.

         The Company's total shareholders' equity at September 30, 1996 was $118.1 million, virtually unchanged from the $118.2 million reported at December 31, 1995. The Company's net income of $3.1 million for the first nine months of 1996 was offset by the reduction in unrealized appreciation of fixed maturities, net of unrealized gains on equity securities and deferred income taxes, and quarterly dividends totaling $0.24 per share. Total book value per share for Meridian Insurance Group, Inc., decreased slightly from $17.45 at December 31, 1995 to $17.42 at September 30, 1996.

         Results of Operations

         Quarter
         For the three months ended September 30, 1996, the Company reported net income of $1.8 million, or $0.27 per common share. This compares to the 1995 third quarter net income of $3.4 million, or $0.50 per share. Windstorms in July and an increase in loss severity reduced the Company's 1996 third quarter results. Results of operations include two months of results of the Citizens companies acquired July 31, 1996. The effect of Citizens on total revenues was approximately $6.1 million and includes $5.6 million of net earned premiums and $0.5 million of net investment income. Total net income for the Citizens operation for the two months ended September 30, 1996 was approximately $0.2 million, or $0.03 per share.

         The Company's total revenues for the 1996 third quarter were $49.0 million, an increase of 18.3 percent over the $41.4 million reported for the comparable 1995 period. This was primarily attributed to earned premiums, which is the Company's largest component of revenue. Earned premiums of $44.2 million, reflected growth of 19.7 percent over 1995's third quarter total of $36.9 million. The additional premium volume from the acquisition and direct premium growth in nearly all of Meridian's lines of business contributed to the increase. Net investment income for the three months ended September 30, 1996, of $3.8 million reflected 3.3 percent growth in comparison to the same 1995 period. The investment income generated from the Citizens portfolio was partially offset by a reduction in the Meridian portfolio to fund the acquisition. During both three-month periods ended September 30, 1996 and 1995, the Company realized net gains on the sale of investments of approximately $0.9 million.

         The Company's incurred losses and loss adjustment expenses of $33.7 million for the quarter ended September 30, 1996, were 32.4 percent higher than 1995 third quarter total of $25.4 million. Approximately half of the increase, or $4.0 million of the 1996 third quarter incurred losses resulted from the acquisition of the Citizens' book of business.
         Also contributing to the current quarter increase were catastrophe losses totaling $0.9 million and increased severity of losses primarily in Meridian's private passenger automobile liability and commercial multiple-peril lines of business. The Company's loss and loss adjustment expense ratio of 76.2 percent for the third quarter of 1996 increased 7.3 percentage points from 68.9 percent reported for the same 1995 period. For the three month period ended September 30, 1996, the Company's general operating and amortization expenses of $13.6 million increased 19.4 percent from $11.4 million reported for the same 1995 period. Relative to earned premium volume, the Company's expense ratio of 30.6 percent for the 1996 third quarter improved from 31.0 percent for the 1995 third quarter. The Company's combined ratio for the three months ended September 30, 1996 was approximately 107 percent compared to the 1995 ratio of 99.5 percent for the same three months of 1995.

         The income tax benefit of $0.1 million recorded for the three months ended September 30, 1996 resulted primarily from the amount of tax-exempt investment income in relation to pre-tax income.

         Nine Months
         For the nine months ended September 30, 1996, Meridian Insurance Group, Inc. reported net income of $3.1 million, or $0.46 per share. This compares to net income of $7.4 million, or $1.10 per share, for the corresponding 1995 period. The 1996 results were hampered by a series of severe storms that produced an unusually large volume of property damage claims throughout the Company's operating territory during the first seven months of 1996. The after-tax impact of catastrophe and other weather-related non-catastrophic claims is estimated to be approximately $1.08 per share through September 30,1996, compared to approximately $0.42 per share through September 30, 1995.

         Total revenues have grown 11.7 percent to $133.7 million from $119.7 million for the same 1995 period. Premiums earned have increased 11.4 percent through the first nine months of 1996 to $119.6 million from $107.4 million for the same 1995 period. The acquisition of Citizens and increases in nearly all of Meridian's major lines of business contributed to the earned premium growth. Total net investment income for the first nine months of 1996 of $11.1 million reflected slight improvement from 1995. Although invested assets grew, the net yield decreased due largely to a greater proportion of assets invested in equity securities and tax-exempt bonds. Over the first three quarters of 1996, the Company realized net gains on the sale of invested assets of $2.5 million compared to $1.2 million for the same period one year ago.

         Through the first nine months of 1996, the Company's incurred losses and loss adjustment expenses totaled $94.8 million, which are 23.4 percent higher than 1995's $76.8 million. Approximately $11.6 million of the current year-to-date losses resulted from catastrophe and other weather-related non-catastrophic claims, compared to approximately $4.4 million incurred for the 1995 period. The loss and loss adjustment expense ratio for the 1996 nine month period was 79.2 percent, a deterioration of approximately 7.7 percentage points from 1995's ratio. The deterioration in the Company's property lines of business has been somewhat offset by improved results in the commercial auto liability and workers' compensation lines of business.

         General operating and amortization expenses of $36.3 million for the nine months ended September 30, 1996, were 9.2 percent higher than the 1995 total of $33.3 million. Relative to net written premiums the statutory expense ratio for the nine months ended September 30, 1996 was 30.1 percent, which compares favorably to the 30.7 percent ratio for the same 1995 period. Factors leading to the reduced expense ratio include decreases in employee incentive compensation, agent profit-sharing and assessments from certain boards and bureaus. The statutory combined ratio for the most recent nine-month period was approximately
         109.0 percent, or 9.5 percentage points higher than 1995's ratio.

         For the nine months ended September 30, 1996, the Company has recorded an income tax benefit of approximately $0.6 million, primarily the result of the amount of tax-exempt investment income in relation to pre-tax income.

         MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES




  PART II.    OTHER INFORMATION


              Item 6. a.  Exhibits.  See index to exhibits.

                      b. A report on Form 8-K was filed August 14, 1996, with respect to Item 2, Item 5, and Item 7 thereof.

                             SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   October 24, 1996         By:    /s/ Norma J. Oman
                                          Norma J. Oman, President and
                                          Chief Executive Officer

  DATE:   October 24, 1996         By:    /s/ Steven R. Hazelbaker
                                          Steven R. Hazelbaker,
                                          Vice President, Chief Financial
                                          Officer and Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
              For the quarter ended September 30, 1996
                         Index to Exhibits



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