Form 10-K
period 1996-12-31
MERIDIAN INSURANCE GROUP INC
filed 1997-03-31
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

(Mark one)
( X )Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended December 31, 1996.

(   )Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 3, 1997, based on the closing sales price, was $56,255,313.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,779,375 Common Shares at March 3, 1997.

The Index of Exhibits is located at page 44 in the sequential numbering system. Total number of pages, including cover page: 410.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                           Parts of Form 10-K into Which
        Identity of Document                 Document is Incorporated

        Definitive Proxy Statement                  Part III
        with respect to the 1997
        Annual Meeting of Shareholders
        of Registrant

                    MERIDIAN INSURANCE GROUP, INC.
                      ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 1996


           PART I                                                 PAGE

ITEM 1. BUSINESS                                                    4

ITEM 2. PROPERTIES                                                 17

ITEM 3. LEGAL PROCEEDINGS                                          17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        17


        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                                        18

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                       19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                        20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                        40


        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        41

ITEM 11. EXECUTIVE COMPENSATION                                    41

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                            41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            41


        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                       42

                                PART I


ITEM 1:  BUSINESS

General

Meridian Insurance Group, Inc. ("the Company"), is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Citizens Fund and ICO, along with their holding company, Citizens Security Group, Inc. ("CSGI"), were purchased by Meridian Security on July 31, 1996. The Company also owns a small service support company, Meridian Service Corporation, whose results of operations are insignificant to the total operations of the Company. During the fourth quarter of 1996, the Company dissolved MarketMasters Agency, Inc., a small insurance agency, and Vernon Fire and Casualty Insurance Company, a dormant property and casualty insurance company. The assets and liabilities of these two subsidiaries were merged into their parent companies at the historical book values.

Approximately 46.5 percent of the Company's outstanding common shares are owned by Meridian Mutual Insurance Company ("Meridian Mutual"), a mutual property and casualty insurance company headquartered in Indianapolis, Indiana. Effective August 1, 1996, Meridian Security, Citizens Fund, ICO, Meridian Mutual and Citizens Security Mutual Insurance Company ("Citizens Security Mutual"), the former majority shareholder of CSGI, became parties to a reinsurance pooling agreement ("pooling agreement") under which all business written by each entity are shared by the companies on the basis of their percentage participation defined in the pooling agreement. Prior to August 1, 1996, Meridian Security and Meridian Mutual were the only participants in this pooling arrangement.

Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,075 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee, and Wisconsin. Meridian Mutual is also licensed to write business in the state of Minnesota, but no direct premiums were written during 1996. Meridian Security is admitted in all states in which Meridian Mutual is licensed and writes personal and farm lines primarily in the rural areas of Indiana, Iowa, Kentucky, Ohio, Tennessee, and Wisconsin through approximately 400 independent insurance agencies, many of which are cross-licensed with Meridian Mutual. Citizens Fund and Citizens Security Mutual offer a variety of personal and commercial insurance products in the states of Iowa, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin through a network of approximately 425 independent insurance agencies. ICO writes personal and commercial products in the state of Ohio through approximately 90 independent insurance agencies. During the fourth quarter of 1996, Citizens Security Mutual was granted a license to write insurance in the state of Indiana, however, no premiums were written during 1996.

Relationships with Meridian Mutual and Citizens Security Mutual
All of the Company's corporate officers are officers of Meridian Mutual and six of the ten members that constitute the Company's Board of Directors are also directors of Meridian Mutual. Of the directors and officers of Citizens Security Mutual, six of the eight members, of which all hold dual roles, are corporate officers of the Company. Prior to January 1, 1997, the Company had no employees and was dependent upon Meridian Mutual and Citizens Security Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Effective January 1, 1997, the Company became the employer for all of the employees of Meridian Mutual and Citizens Security Mutual and the related employee benefit plans were merged into the Company's plans. Underwriting expenses are shared under the pooling agreement between each entity in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual, Citizens Security Mutual or the Company are paid by the company to which the expense is attributable, and all other operating expenses relating to the business of each company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

Pooling Agreement

The pooling agreement covers all of the property and casualty insurance written by Meridian Mutual, Citizens Security Mutual, Meridian Security, Citizens Fund, and ICO. Under the pooling agreement, all premiums, losses, loss adjustment expenses and other underwriting and administrative expenses of each company are shared in accordance with the participation percentages established under the pooling agreement. Effective August 1, 1996, the participation percentages of the Company's insurance subsidiaries totaled 74 percent. The participation rates were fixed with reference to the relative historical net written premiums of the companies. Therefore, each company's relative share of underwriting revenues, losses, and expenses was not significantly altered as an immediate result of the acquisition. Prior to August 1, Meridian Mutual and Meridian Security were the only participants in the pooling agreement, of which Meridian Security had assumed 74 percent of the combined underwriting income and expenses since May 1, 1993.

The Boards of Directors of the Company, Meridian Mutual and Citizens Security Mutual have delegated to their respective Audit Committees the responsibility of monitoring the relationships between each of the participants under the pooling agreement pursuant to such procedures as those Committees may deem necessary and appropriate to allocate the pool participation percentages to each participant of the agreement. The Audit Committees have established guidelines for reviewing the participation percentages at least annually and for referring to the Pooling Committees of each company any decision to change the participation percentages. Future events that could affect the participation percentages among the parties include the receipt by Meridian Mutual of dividends on the common shares of the Company held by it, changes in the capital structure or asset values of Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, or ICO, different effective rates of income taxation, or other factors which disproportionately affect the surplus of any of the participants.

The Company, Meridian Mutual and Citizens Security Mutual have conflicting interests with respect to the establishment of the respective ratios of each company under the pooling agreement, and conflicts may arise between the Company, Meridian Mutual and Citizens Security Mutual relating to the allocation of expenses not related to insurance underwriting, business and investment philosophies, profit objectives, cash management, dividend policy and other matters. The business and operations of the Company are integrated with and largely dependent upon the business and operations of Meridian Mutual and Citizens Security Mutual. Management of Meridian Mutual determines which expenses are associated with underwriting operations (and therefore shared by each of the entities under the pooling agreement), and also selects and values the assets and liabilities transferred between the companies pursuant to the pooling agreement. The pooling agreement contains no specific provisions regarding the procedures to be followed in making these decisions.

In arriving at decisions involving matters in which Meridian Mutual and/or Citizens Security Mutual has an interest, the directors of the Company will be governed by their fiduciary duties to the Company and its shareholders, but those directors who also are directors of Meridian Mutual and Citizens Security Mutual also owe fiduciary duties to the policyholders of Meridian Mutual and Citizens Security Mutual and no procedures have been established under which those decisions would be made by disinterested directors. The terms of the pooling agreement preclude conflicts which could arise in deciding which risks are to be insured by each of the participants by making the results of the operations of all participants dependent on the results of the total business covered by the pooling agreement.

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security, Citizens Fund, ICO or Citizens Security Mutual and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company or the policyholders of any of the parties. In the event of a termination of the pooling agreement, the terminating party or parties would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to the terminating party the liabilities ceded to it by terminating party, and each party would receive from the other assets in an amount equal to the amount of the policy liabilities received. If the pooling agreement had been terminated at the end of February 1997, approximately 12 percent of the assets and liabilities subject to the pooling agreement would have been transferred to the Company's insurance subsidiaries. The
Company would continue to own all of the outstanding common shares of Meridian Security, Citizens Fund and ICO. The Company would maintain the employee force but would have limited sales operations through a much smaller independent agency force.

Regulatory approvals of the states of domicile are required to change the participation percentages of the parties to the pooling agreement or to terminate the pooling agreement; however, the requirement for such approvals is for the protection of the policyholders of the participating companies and not for the protection of the Company's shareholders. The Company intends that its insurance subsidiaries will continue their participation in the pooling agreement, absent some unforeseen change in circumstances.

A. M. Best Company, Inc., Ratings

Since 1993, Meridian Mutual and Meridian Security have maintained a group rating of "A" (excellent) by A. M. Best Company, Inc. ("Best"). Subsequent to the July 31, 1996 acquisition of CSGI, the Meridian group rating of "A" was also given to Citizens Fund, ICO and Citizens Security Mutual. Best is an independent company which rates insurance companies on the basis of their opinion as to the financial position and operating performance. Best's ratings are based upon factors related to the capacity of the insurer to make payment of its obligations to policyholders and do not relate to the protection of investors or indicate expected investment results.

Operations

In the following discussion of operations, the term "Meridian" refers to the operations of the property and casualty insurance business of Meridian Mutual and Meridian Security and the term "Citizens Security Group" refers to the operations of Citizens Security Mutual, Citizens Fund and ICO covered by the pooling agreement. Although the business of Citizens Security Group is pooled with Meridian's business, the operations of Citizens Security Group are separate from Meridian's operations. The operations of Citizens Fund and ICO were included in the Company's results of operations beginning on August 1, 1996.

The 1996 acquisition of Citizens Security Group expanded the Company's operating territory into four additional states (Minnesota, Missouri, South Dakota, and North Dakota) and expanded the premium base in Iowa, Ohio and Wisconsin. This geographic expansion has enabled the Company to spread its risk across a larger region. It is also anticipated that certain economies of scale and expense efficiencies will result from the acquisition.

Underwriting-Meridian

The underwriting of Meridian is separated into personal, commercial and farm lines of business. The underwriting personnel are responsible for establishing risk-selection guidelines for Meridian's agents and underwrite and monitor policy issuance to insure adherence to the established guidelines. The underwriting departments also determine the pricing of Meridian's products and are responsible for the development of new products and enhancements. The underwriting personnel work closely with Meridian's sales representatives and consult regularly with Meridian's agents to assess current market conditions.

In establishing prices, Meridian's underwriting personnel analyze studies of statistical and actuarial data concerning the impact of price changes in the markets served by Meridian and consider data compiled by industry organizations. This allows Meridian to more accurately assess the anticipated costs of risks underwritten.

Over the past several years, Meridian has emphasized efforts to improve underwriting in order to reduce its loss ratio. Processes such as re-underwriting the existing book of business, monitoring unprofitable agents, improving rate adequacy and consolidating four district offices into the home office facility have all contributed to reducing the Company's statutory combined ratio. The Company's 1996 combined ratio of 108.0 percent was unusually high as a result of a record number of catastrophe and other weather-related non-catastrophic claims. The Company has also focused considerable resources on reducing per-unit costs and other expenses in order to improve its loss adjustment and underwriting expense ratios.
Beginning in 1994, Meridian began to re-engineer and re-design certain core processes. In 1996, Meridian began test piloting an automated personal lines underwriting system that will enable policies meeting certain criteria to be issued without manual review. This will allow the Company to increase the processing of business without proportionally expanding the size of the underwriting staff, thereby reducing per-unit costs. By mid-1997, the Company anticipates that most new private passenger automobile and homeowners business will be processed through automated underwriting.

Underwriting-Citizens Security Group

Citizens Security Group has its own underwriting personnel who operate independently of Meridian's underwriting operation. The underwriters for Citizens Security Group underwrite only standard lines of property and casualty insurance for persons and businesses in the "preferred risk" category rather than those lines which are considered higher risk, such as aviation, pollution and liquor liability. The underwriting personnel of Citizens Security Group perform basically the same functions as that of Meridian, but operate within their own set of established guidelines and procedures.

Products and Marketing-Meridian

Meridian Mutual writes a broad line of property and casualty insurance including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Meridian Security writes private passenger automobile, homeowners, farmowners, and other personal lines coverages primarily in rural areas of its operating territory. Meridian markets all of its insurance through independent insurance agents, and development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. Meridian Mutual's agency network numbers approximately 1,075 independent insurance agencies spread throughout nine states. Meridian Security maintains its own agency network of approximately 400 independent insurance agencies in six states, many of which are cross-licensed with Meridian Mutual. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 2 percent of the total written premium during 1996.
Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business may be terminated by Meridian, subject to compliance with applicable state laws.

Each agency enters into a standard agency agreement, under which the agency is authorized to sell and bind insurance coverage in accordance with procedures specified in the agreement and in accordance with Meridian's underwriting guidelines, as well as to collect and remit premiums. The agency receives as a commission a percentage of the premium for each policy written. Meridian offers a direct billing service to its agents, under which premium statements are provided to the insured and the insured pays the premiums directly to Meridian. Meridian pays the same commission rates on company-billed and agency-billed policies, thereby allowing agencies to reduce administrative costs without a reduction in commission income. Approximately 80 percent of Meridian's net written premium is derived from company-billed business. Meridian offers an annual incentive trip to agents who meet qualifying requirements that are set each year by Meridian. In addition, Meridian offers an agency profit-sharing agreement in which agencies attaining prescribed premium volume and meeting prescribed profitability requirements receive a bonus.

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

Products and Marketing-Citizens Security Group

The Citizens Security Group offers a variety of personal and commercial products including homeowners, personal and commercial automobile, commercial multi-peril, workers' compensation, tenant, inland marine, general liability and umbrella lines of business. The commercial products are oriented toward retail stores, restaurants, trade contractors and members of various trade associations, including funeral directors, newspaper publishers and veterinarians. Citizens Security Mutual and Citizens Fund market their products through a network of approximately 425 independent insurance agencies throughout seven states and ICO solicits business through a network of approximately 90 independent agencies in the state of Ohio. Citizens Security Group's independent agencies are primarily small to medium-sized firms with no one agency or group of related agencies accounting for more than 3.5 percent of premiums written. The process in which the Citizens Security Group selects and retains its insurance agencies is basically the same as that of Meridian. The insurance agencies retained by Citizens Security Group receive a commission on the direct business written by each agency and participate in an agency profit sharing program that is based on profitability, retention and growth of business with additional compensation being provided to agencies that exceed certain productivity levels.

Citizens Security Group strives to offer excellent service to its agents and policyholders by providing 24-hour claims service and rapid turnaround of rate quotations, policy issuances and policy endorsements. As an incentive to agents to sell its products, the Citizens Security Group emphasizes policyholder service, multi-line insurance coverage packages and a policyholder-oriented premium payment plan. The premium payment plan is a direct billing service known as the "Citizens Account Plan", or "CAP", and is designed to offer policyholders a convenient and flexible method in paying premiums. Under the plan, policyholders are billed directly for premiums on a monthly basis and have the option of making a minimum monthly payment or prepaying all or a portion of the premium. A single, easy-to-read bill covering the aggregate amount of premiums for all policies written by the Citizens Security Group is sent to the policyholders. Approximately 93 percent of all premiums received in 1996 were billed directly to the policyholders.

The Citizens Security Group markets their insurance products so that the products of one company are distinguishable from those of the other companies. The personal insurance products are designed to be marketed in a comprehensive package that includes personal automobile, homeowners, inland marine and umbrella insurance. Citizens Security Group's commercial products are marketed through various state trade associations, such as funeral directors, newspaper publishers and veterinarians, in which the company is the endorsed property and casualty insurance provider. The broad line of retail store, restaurant and trade contractor coverages are designed to be tailored to the customers' needs into one convenient package.

The following table sets forth for the periods indicated the net premiums written, the net underwriting gain (loss), loss ratios, expense ratios and combined ratios for the Company's insurance operations, prepared in accordance with statutory accounting principles. The 1996 column reflects the operations of Citizens Fund and ICO beginning August 1, 1996. The combined ratio does not reflect investment income, federal income taxes, or other non-underwriting income or expense, all of which are included in determining net income.

                                         Year Ended December 31,
                              1996      1995      1994      1993      1992
                                         (Dollars in thousands)
Premium Written
Personal lines:
 Automobile                $ 68,219  $ 59,444  $ 54,205  $ 55,291  $ 48,468
 Homeowners                  21,964    19,526    16,667    17,407    14,510
 Other                        5,678     5,190     4,035     3,894     3,226
   Total personal lines      95,861    84,160    74,907    76,592    66,204

Farmowners                    8,441     8,166     7,099     7,544     6,373

Commercial lines:
 Automobile                  16,227    13,107    11,972    11,556     8,363
 Workers' compensation       23,380    22,438    21,894    19,264    12,518
 Commercial multi-peril      23,453    19,548    19,414    18,842    14,417
 Other                        1,833     1,323       859       995     1,052
   Total commercial lines    64,893    56,416    54,139    50,657    36,350
   Total premium written   $169,195  $148,742  $136,145  $134,793  $108,927

Net Underwriting Gain
   (Loss)                  $(13,868) $ (1,610) $ (2,751) $ (5,536) $(3,900)

Loss Ratio
Personal lines:
 Automobile                   75.0%     75.0%     69.2%     65.8%    71.4%
 Homeowners                  110.7      81.2      82.9      77.8     91.0
 Other                        55.1      43.7      53.9      64.7     61.4
   Total personal lines       81.8%     74.6%     71.5%     68.4%    75.1%

Farmowners                    98.4%     69.6%     64.4%     68.5%    78.0%

Commercial lines:
 Automobile                   79.6%     89.1%     80.0%     65.3%    65.9%
 Workers' compensation        54.2      58.6      62.7      79.9     71.1
 Commercial multi-peril       85.5      45.8      70.3      67.4     50.4
 Other                        14.3      47.4     (14.0)     35.1     64.7
   Total commercial lines     70.0%     61.0%     68.1%     71.0%    61.3%
   Total loss ratio           78.0%     69.2%     69.8%     69.4%    70.8%

Expense Ratio                 30.0%     31.0%     32.0%     32.4%    32.3%

Combined Ratio               108.0%    100.2%    101.8%    101.8%   103.1%

Claims-Meridian

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

Claims-Citizens Security Group

Meridian's claim division is also responsible for developing and implementing policies and procedures for the payment and disposition of claims on insurance policies written by Citizens Security Group. The Citizens Security Group has a contract with an outside claim adjustment firm, VIS'N, Inc., which provides initial claim investigation and settlement services. All claims involving litigation are referred to Meridian's legal staff for disposition. In addition, certain of Citizens Security Group's independent insurance agents are given authority to settle small property claims on behalf of the companies.

Reserves-Meridian and Citizens Security Group

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

Meridian and Citizens Security Group maintain reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Two principal methods are followed in establishing reserves. For coverages which involve a large volume of claims of relatively small amounts such as automobile property damage, comprehensive and collision insurance, reserves are maintained on an average basis by reference to the number and amount of paid claims. Adjustments to average reserves are made quarterly, based on the claims experience for the prior quarter. Reserves for other claims are established on a case-by-case basis pursuant to which a reserve amount is assigned to each claim when reported, based primarily upon an investigation of the circumstances surrounding each claim, consideration of the liability and the damages, and the insurance policy provisions relating to the claim. During the claim settlement process, it may become necessary to adjust estimates of future liability as additional facts regarding individual claims become known.

Meridian and Citizens Security Group also establish reserves for claims which have been incurred but which have not been reported, utilizing statistical models based on historical experience. Reserves established pursuant to the statistical models also are designed to correct historical deficiencies or redundancies in the reserves established on a case-by-case basis. Meridian and Citizens Security Group consult with an independent actuarial firm on a quarterly basis concerning the adequacy of their reserves.

Management believes that reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of settling reported and unreported claims, net of reinsurance, anticipated salvage and subrogation receipts, and other recoveries. Loss reserves are not discounted to present value. Inflation is implicitly provided for in calculating reserves through analysis of cost trends and review of historical reserve estimates.

The following table sets forth a three-year reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the Company. The net reserves acquired through acquisition represent the loss and loss adjustment expense reserves, net of reinsurance, for Citizens Fund and ICO at the date of acquisition.

                                                  Year Ended December 31,
                                                 1996      1995      1994
                                                      (In thousands)

     Balance at beginning of period            $123,577  $123,755  $119,764
     Less reinsurance recoverables               31,204    31,815    30,134
     Net balance at beginning of period          92,373    91,940    89,630

     Net reserves acquired through acquisition   20,685       ---       ---

     Incurred related to:
       Current year                             137,817   104,585    99,444
       Prior years                               (7,716)   (5,461)   (5,473)
          Total incurred                        130,101    99,124    93,971

     Paid related to:
       Current year                              93,199    61,792    55,216
       Prior years                               30,470    36,899    36,445
          Total paid                            123,669    98,691    91,661

     Net balance at end of period               119,490    92,373    91,940
     Plus reinsurance recoverables               41,819    31,204    31,815
     Balance at end of period                  $161,309  $123,577  $123,755

The reconciliation for 1996 shows an approximately $7.7 million reduction in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in 1995 and prior accident years for the Company's personal and commercial automobile liability and workers' compensation lines of business were the primary factors in the most recent period reduction. The Company also experienced favorable underwriting trends from its involvement in the involuntary National Workers' Compensation Pool.

The following table shows the calendar-year development of the unpaid losses and loss adjustment expenses of the Company's pooled business for each of the last ten years. The Company was formed in 1987, thus the reserve development for years prior to that date was based on the statutory combined reserves and development of Meridian Security.

The top line of the table shows the estimated reserves for losses and loss adjustment expenses, net of reinsurance recoveries, as recorded by the Company for each of the indicated years. These reserves represent the estimated amount of net unpaid losses and loss adjustment expenses for claims arising on or before December 31 of each year, including claims that had not yet been reported. The data in the upper portion of the table reflect the cumulative payments made as they have developed through time. The payments are expressed as a percentage of the year-end reserves shown in the top line. The data in the lower portion show the change in the reserve estimate over time.

A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were re-evaluated to less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were re-evaluated at more than the originally reserved amount.

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1996 but incurred in 1990 is included in the cumulative redundancy amount for each of the years from 1990 through 1995. The table does not present accident or policy-year development data. Reserves increased significantly from 1986 to 1989 principally as a result of an increase in private passenger automobile as a percentage of the total business written by the Company, and related increases in the frequency and severity of claims. Additionally, reserves in 1988 were increased by approximately $5.0 million to adjust for the adverse loss development trends experienced in 1985 through 1987. Increases in the Company's share of the pooled loss and loss adjustment expense reserves also contributed significantly to the increase in reserves. The Company's participation increased from 44 percent in 1986, to 62 percent on April 1, 1987, and to the current level of 74 percent on May 1, 1993.
In 1996, the Company acquired approximately $20.7 million in loss and loss adjustment expense reserves from the acquisition of the Citizens
Fund and ICO insurance operations which is included in the current year amount. Additionally, payments received on the acquired reserves since the acquisition were spread out over the ten years based on the accident year in which the original acquired reserve was set up. The participation percentage from the pooling agreement for the combined insurance operations of the Company totaled 74 percent. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.

                                                                  Year Ended December 31,
                          1996      1995      1994      1993      1992      1991      1990      1989     1988     1987     1986
                                                                  (Dollars in thousands)
Net reserves for losses
 & loss adjustment
 expenses               $119,490  $ 92,373  $ 91,940  $ 89,630  $ 72,006  $ 68,102  $ 64,742  $ 62,281 $ 53,569 $ 43,899 $ 26,819

Cumulative paid as
 a percent of year-
 end reserves:
  One year later                     40.7%     39.0%     40.7%     29.0%     42.4%     46.6%     46.1%    47.2%    57.4%    41.6%
  Two years later                              59.0%     59.0%     51.7%     55.0%     68.5%     68.9%    68.1%    79.7%    74.0%
  Three years later                                      68.9%     62.6%     67.5%     74.7%     81.3%    81.3%    90.3%    93.6%
  Four years later                                                 67.8%     74.9%     84.6%     84.1%    87.4%    97.0%   102.3%
  Five years later                                                           77.4%     85.7%     88.0%    88.6%    99.9%   107.2%
  Six years later                                                                      87.5%     90.1%    90.7%   100.1%   109.7%
  Seven years later                                                                              91.8%    92.3%   101.4%   110.3%
  Eight years later                                                                                       93.5%   102.7%   111.4%
  Nine years later                                                                                                103.7%   113.2%
  Ten years later                                                                                                          114.8%

Reserves re-estimated
 as a percent of
 year-end reserves:
  One year later                     96.6%     92.9%     92.3%     93.6%     97.5%    103.2%     99.7%   102.3%   112.8%   109.6%
  Two years later                              94.9%     89.0%     84.6%     93.0%     99.0%    100.7%   100.6%   112.7%   120.1%
  Three years later                                      89.2%     83.3%     89.0%     97.9%     99.2%   100.4%   109.5%   122.9%
  Four years later                                                 83.6%     89.3%     95.3%     99.3%    99.7%   110.0%   120.0%
  Five years later                                                           89.2%     96.3%     97.9%   100.3%   109.2%   119.3%
  Six years later                                                                      95.4%     98.4%    99.5%   110.6%   119.6%
  Seven years later                                                                              97.9%   100.0%   109.9%   122.6%
  Eight years later                                                                                      100.2%   110.6%   123.0%
  Nine years later                                                                                                110.9%   124.4%
  Ten years later                                                                                                          125.1%

Redundancy (deficiency)               3.4%      5.1%     10.8%     16.4%     10.8%      4.6%      2.1%    -0.2%   -10.9%   -25.1%


Reinsurance

Meridian

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

The reinsurance purchased by Meridian includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis and require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). The amount of coverage under the treaty reinsurance contracts depends upon the amount, nature, and size of the risks insured. For liability insurance, an excess of loss treaty provides for recovery of losses over $250,000 ($200,000 in 1996) per occurrence up to limits of between $1.0 million and $5.0 million depending on the line of business. For property insurance, an excess of loss treaty provides for the recovery of losses over $200,000 up to $4.0 million per occurrence. Separate catastrophe coverage provided for recovery of 95 percent of catastrophic losses in excess of an aggregate retention of $6.0 million per catastrophic event, up to a limit of $65.0 million. For 1997, an additional catastrophe contract was added to provide an additional $50 million on top of the $65 million layer for protection against earthquake exposures. The catastrophe coverage is intended to protect the Company from a loss occurrence directly occasioned by any one disaster, accident or loss or a series of disasters, accidents or losses arising out of a single "event," as that term is defined in the relevant reinsurance agreements.

Meridian also maintains two multiple-event catastrophe loss treaties to provide protection for multiple catastrophe events that fall below the $6.0 million single event retention level noted above but are large enough in aggregate to cause significant loss exposure. The combined retention under the first of these aggregate excess contracts is based on 2.5 percent of subject earned premiums, plus five percent of losses up to the $10.0 million contract limits ($8.0 million in 1996), with a $250,000 deductible per catastrophic event ($175,000 in
1996). Retention under the second aggregate excess contract, which became effective in May, 1996, is $1,500,000 per quarter ($500,000 in 1996), plus five percent of losses up to $4.5 million per quarter, with a total contract limit of $12.0 million and a $250,000 per event deductible.

Effective January 1, 1997, Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO were all named as insured parties under these treaty reinsurance contracts, and the coverage described herein applies to all risks written by these companies. Prior to January 1, 1997, Meridian Mutual and Meridian Security were the only companies participating in these contracts. On both property and liability coverages, facultative reinsurance is purchased to cover exposure from loss over the limits provided under treaty reinsurance. The risks shared by the companies under the pooling agreement consist of only the net risks remaining after the ceding of reinsurance to third party reinsurers.

As of December 31, 1996, the Company had approximately $41.8 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $18.7 million was recoverable from Employers Reinsurance Corporation and approximately $14.7 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of Meridian's reinsurance contracts is renegotiated annually. If the relationships between Meridian and its current reinsurers were to be terminated, Meridian believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company ("Celina") to purchase the right to renew a select book of commercial lines business. Under this agreement, Celina transferred approximately $6 million of its Pennsylvania commercial lines annualized premiums to Meridian Mutual along with access to approximately 80 independent insurance agents located in the state of Pennsylvania. This transaction was recorded as assumed written premium, which was earned over the succeeding twelve months. Renewals of the assumed policies were recorded as direct business of Meridian Mutual. Through the pooling agreement, the Company reflected unearned premiums of approximately $2.1 million and ceding commissions of approximately $409,000, which were deferred on the Company's books until the premiums were earned.

Aside from the indemnity reinsurance agreement described above, Meridian assumes a limited amount of reinsurance from third parties. This business accounted for approximately 2.0 percent of net premiums written in 1996.

Reinsurance-Citizens Security Group

The reinsurance contracts maintained by the Citizens Security Group in 1996 were of two general types, consisting of excess of loss reinsurance, which covered losses in excess of a specified retained amount, and pro rata reinsurance, under which premiums and losses were shared on a proportionate basis up to a specified amount. Effective January 1, 1996, Citizens Security Group entered into a pro rata reinsurance contract covering 40 percent of each homeowner policy. Under other reinsurance contracts, Citizens Security Group retained the first $0.3 million of losses on any one risk on property coverage. The Citizens Security Group also had pro rata reinsurance contracts for property risks covering losses between $0.3 million and $4.6 million per risk. For property risks in excess of $4.6 million the companies within the group negotiated reinsurance arrangements for each risk on an individual basis. The casualty reinsurance written by Citizens Security Group was reinsured for losses in excess of $0.25 million up to a maximum of $5.0 million per occurrence. Effective January 1, 1996, the Citizens Security Group also entered into an aggregate excess of loss contract which reinsured losses and allocated loss adjustment expenses in excess of 62 percent in any accident year. The reinsurer's obligation was limited to five percent of accident year subject net earned premiums. Losses and loss adjustment expenses in excess of 67 percent were retained.

The Citizens Security Group also maintained a catastrophe reinsurance contract to protect against property loss occurrences that involved more than one risk. Under this contract, Citizens Security Group would recover 95 percent of the accumulated catastrophic losses in excess of $0.6 million, up to $1.25 million and 97.5 percent of the next $18.75 million of catastrophic losses.

Investments

Investments of the Company are principally held by Meridian Security, Citizens Fund and ICO, which are subject to regulation by their respective departments of insurance. The investment decisions are made pursuant to guidelines established by the Company's Finance and Investment Committee. This committee is made up of five directors of the Company, three of whom are also directors of Meridian Mutual. All investment transactions are reviewed by this committee.

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

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 1996 and 1995 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair market value. The Company invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 31.6 percent and 33.9 percent of the total fixed maturity portfolio at December 31, 1996 and 1995, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 14.2 percent and
16.5 percent of the total fixed maturity portfolio of the Company at December 31, 1996 and 1995, respectively.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $54.7 million and $58.3 million at December 31, 1996 and 1995, respectively. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the number of early calls and prepayments, the estimated weighted average duration of the fixed maturity portfolio is approximately 4.6 years.

The Company, as approved by the investment committee, has increased its equity security holdings over the past three years. Equity securities consist of common stocks and perpetual preferred stocks and had a fair market value of $40.6 million and $31.1 million at December 31, 1996 and 1995, respectively. Equity securities accounted for 14.4 percent and 12.2 percent of the total investment portfolio at December 31, 1996 and 1995, respectively.

Regulation

Numerous aspects of the business and operations of the Company's insurance subsidiaries and affiliates are subject to supervision and regulation in each state in which they transact business. The primary purpose of state supervision and regulation is the protection of policyholders. The extent of such regulation varies among states but generally derives from state statutes which delegate regulatory, supervisory, and administrative authority to state insurance departments. The authority of state insurance departments generally extends to the establishment of solvency standards which must be met and maintained by insurers, the licensing of insurers and agents, the nature of and limitations on investments and premium rates, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, the payment of dividends, the establishment of premium rates and the settlement of claims.
State insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

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

Meridian Mutual and Meridian Security are admitted as insurers in the states of Illinois, Indiana, Iowa, Michigan, Minnesota, Kentucky, Ohio, Tennessee, and Wisconsin. Citizens Fund and Citizens Security Mutual hold licenses to write in Iowa, Minnesota, Wisconsin, North and South Dakota. Citizens Fund and ICO each are admitted as insurers in the state of Ohio. Citizens Security Mutual is also licensed to write insurance in Missouri and has a reinsurance license for property and casualty insurance in Ohio. Under insolvency or guaranty laws in the states in which the above companies operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. Additionally, the companies are required to participate in various mandatory pools or underwriting associations. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a specified percentage of the annual direct premiums written by the company in the state in question with respect to the affected lines of business.

The Company is subject to statutes governing insurance holding companies. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, and material transactions between the Company and its insurance subsidiaries not in the ordinary course of business.
The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of the states in which they do business, and the payment of dividends by the insurance subsidiaries to the Company is subject to certain limitations. See
Note 10 of Notes to Consolidated Financial Statements. Certain transactions between the Company and its insurance subsidiaries including changes in the terms of the pooling agreement and certain loan transactions, if any, may be effected only upon prior approval thereof by state regulatory authorities in the insurance company's state of domicile. Certain transactions deemed to constitute a "change in control" of the Company, including a party's purchase of 10 percent or more of the outstanding common shares, are all subject to approval by state regulatory authorities.

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

Competition

The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years and is expected to continue for the foreseeable future. Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO all compete with other property and casualty insurers, both in the recruitment and retention of qualified agents and in the sale of insurance products to consumers. The Company believes the principal competitive factors in its markets to be service to agents and policyholders and price. Success in recruiting and retaining agents is dependent upon the administrative support provided to agents, commission rates, and the ability of the insurer to provide products that meet the needs of the agent and the agent's customers.

In selling its insurance products, Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO compete with other insurers writing through independent agents (including insurers represented by the independent agents who represent Meridian and Citizens Security Group), with insurers having their own agency organizations and with direct sellers of insurance products. There are numerous companies competing for business in the geographic areas in which the Company, Meridian Mutual and Citizens Security Mutual operate. No single company dominates the marketplace, but many of Meridian's and Citizens Security Group's competitors have more established national reputations and substantially greater financial resources and market share.

Employees

Effective January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Citizens Security Mutual. This transfer will allow for more freedom in compensation planning, such as more flexibility in the use of the Company's common stock as compensation, and will improve internal efficiencies by combining employee benefit plans. Prior to the change, the Company had no employees and relied upon Meridian Mutual and Citizens Security Mutual to provide all management and administrative services required by the Company. Meridian Mutual employed approximately 500 people and Citizens Security Mutual had approximately 70 employees on its payroll. The Company believes that its relationship with its employees is satisfactory.

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

The principal office space for the operations of Citizens Security Group is located in Red Wing, Minnesota and is being leased by Citizens Security Mutual. The space consists of approximately 30,000 square feet with the lease expiring on December 31, 2002. In August, 1996, Citizens Security Mutual subleased approximately 8,200 square feet of this office space to VIS'N, Inc. Citizens Security Mutual also leases an additional office in Red Wing, Minnesota, consisting of approximately 3,300 square feet under a lease that expires on June 30, 1998. In September, 1996, approximately 2,900 square feet of this office space was subleased to Design Ink Plus, Ltd.

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


                               PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Market Information

The Company's common stock has traded on the NASDAQ Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of March 3, 1997, approximately
46.5 percent of the common stock was owned by Meridian Mutual and the balance was spread among approximately 250 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 1,300. The number of Common Shares outstanding on February 26, 1997, totaled 6,779,375. Information relating to the common stock is available through the NASDAQ Stock Market System and the following table sets forth the high, low and closing sale prices of the common stock for each quarter of 1996 and 1995.

                               1996                    1995
     Quarter Ended      High    Low   Close     High    Low   Close
     March 31          $15.25 $13.50 $14.75    $12.00 $10.00 $11.50
     June 30           $15.25 $13.25 $13.69    $13.50 $11.25 $13.00
     September 30      $14.50 $13.25 $14.25    $14.13 $11.25 $13.25
     December 31       $15.13 $13.13 $14.75    $15.63 $13.00 $14.88

Dividend Policy

Beginning with the first quarter of 1996, the Company increased its quarterly cash dividend to $0.08 per common share. In 1995 and 1994, the Company paid quarterly dividends of $0.07 and $0.06 per share, respectively. The continued payment of dividends is reviewed quarterly by the Board of Directors in relation to changes in the financial condition and results of operations of the Company. The ability of the Company to pay dividends is dependent upon the receipt of dividends from its insurance company subsidiaries, which are subject to state laws and regulations which restrict their ability to pay dividends. See Note 10 of the Notes to Consolidated Financial Statements.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                                          Year Ended December 31,
                               1996      1995      1994      1993      1992
                             (In thousands, except per share data and ratios)
Operating data:
 Premiums earned             $167,304  $143,866  $135,002  $125,902  $108,097
 Net investment income         14,908    14,564    13,996    13,569    12,620
 Realized investment gains      3,794     1,538       286       890       540
 Other income (expense)           563      (146)       54      (115)      182
   Total revenues             186,569   159,822   149,338   140,246   121,439

 Losses and loss adjustment
   expenses                   130,101    99,124    93,971    86,622    75,980
 General operating expenses    13,767    14,156    14,527    14,935    12,742
 Interest expense                 308       ---       ---       ---       ---
 Amortization expenses         36,443    30,820    29,304    27,039    22,695
   Total expenses             180,619   144,100   137,802   128,596   111,417

 Income before taxes and
   change in accounting method  5,950    15,722    11,536    11,650    10,022
 Income taxes                     150     4,105     2,415     2,765     1,797
 Income before change in
   accounting method            5,800    11,617     9,121     8,885     8,225
 Changes in accounting method:
   Other post-retirement
     benefits                     ---       ---       ---       ---      (651)
   Accounting for income taxes    ---       ---       ---       526       ---
 Net income                  $  5,800  $ 11,617  $  9,121  $  9,411  $  7,574

Weighted average shares
  outstanding                   6,779     6,770     6,740     6,139     4,945

Net income per share         $   0.86  $   1.72  $   1.35  $   1.53  $   1.53

Dividends declared per share $   0.32  $   0.28  $   0.24  $   0.24  $   0.18

Underwriting ratios (statutory basis):
 Loss and loss adjustment
   expense ratio                78.0%     69.2%     69.8%     69.4%     70.8%
 Expense ratio                  30.0      31.0      32.0      32.4      32.3
 Combined ratio                108.0%    100.2%    101.8%    101.8%    103.1%

Balance sheet data at end of period:
 Total investments (1)       $281,689  $254,694  $219,461  $221,197  $169,277
 Total assets                 397,798   322,588   291,406   285,936   221,534
 Total liabilities            275,624   204,346   197,154   191,490   154,935
 Shareholders' equity         122,174   118,243    94,252    94,447    66,599
 Shareholders' equity per
   share                     $  18.02  $  17.45  $  13.98  $  14.02  $  13.42

(1) The 1996, 1995 and 1994 investments reflect the Company's adoption of SFAS No. 115 (See Note 2 of the Notes to the Consolidated Financial Statements).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The high level of catastrophe and other weather-related losses in 1996 is principally to blame for breaking the Company's several year trend of improved operating results. Extensive property damage claims arising primarily from hailstorms, tornadoes and high winds resulted in the worst year for catastrophic claims in our Company's history. Gross catastrophe losses were approximately six times those of an average year. In spite of the significant increase in the magnitude of such claims, our claims service quality remained high.

The catastrophe activity of 1996 should not overshadow certain positive strides made during the year. A major development was the acquisition of Citizens Security Group Inc. and its subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio on July 31, 1996. This acquisition fit well into the Company's plan for geographic expansion into additional Midwestern and North Central states. The acquisition expanded the Company's operating territory into four additional states: Minnesota, Missouri, North Dakota, and South Dakota; and increased its revenue base in Iowa, Ohio and Wisconsin. The Company also gained control of Citizens Security Mutual Insurance Company as a result of the acquisition. Direct written premiums for the Citizens Security Group were nearly $55 million for the full year. Underwriting results for Citizens Security were incorporated into the Company's pooling arrangement effective August 1, 1996. The Company continues to look for other acquisitions that meet its criteria.

The acquisition of Citizens Security Group, combined with growth in the existing book of Meridian business, caused an increase in 1996 annualized direct written premiums of approximately 34 percent. Future synergies are expected as the Company begins to take further advantage of Citizens Security's strength in working with certain business associations and as Meridian provides a farm product and certain commercial lines products to Citizens Security. The Company strives for a balanced book of property and casualty business including personal, commercial and farm lines.

During 1996, the Company continued the favorable trend of decreasing its operating expenses relative to premiums. Achieving continued reductions in per-unit costs and improvement in productivity remain key strategic goals. Meridian has developed an automated personal lines underwriting system that will enable policies meeting certain criteria to be issued without manual review, thus reducing costs without increasing risk. Meridian began testing this system in late 1996. By mid-1997, we expect to have most new Meridian homeowners and automobile business processed by automated underwriting. Additional efficiencies are expected to result from progress with commercial lines client-server processing and agency interface.

Results of Operations:

1996 Compared to 1995

In 1996, the Company reported net income of $5.8 million, or $0.86 per common share . This compares to 1995 net income of $11.6 million, or $1.72 per share. The 1996 results were negatively impacted by a series of severe storms that produced an unusually large volume of property damage claims throughout the Company's operating territory. The after-tax impact of catastrophe and other weather-related non-catastrophic claims is estimated to be approximately $1.17 per share in 1996, compared to approximately $0.42 per share in 1995. The 1996 catastrophe losses represent the largest catastrophe loss total in the Company's history. The Company's statutory combined ratio for 1996 was 108.0 percent versus 100.2 percent for the comparable 1995 period. The Company's total revenues in 1996 were a record high of $186.6 million, a 16.7 percent increase over 1995's $159.8 million. The 1996 total includes five months of premiums and investment income from the Citizens Security Group companies which were acquired on July 31, 1996. The effect of the Citizens Security Group acquisition on total revenues was approximately $15.8 million, including approximately $14.7 million of net earned premiums and $1.1 million of net investment income. Incremental net income from the Citizens Security Group operation for the five month period ended December 31, 1996 was approximately $0.25 million, or $0.04 per share, net of goodwill amortization and interest expense.

The Company's largest source of revenue, net earned premiums, increased 16.3 percent in 1996 to $167.3 million compared to $143.9 million for the 1995 period. Aside from the 10.2 percent increase in premium volume that resulted from the Citizens Security Group acquisition, premiums earned by the Meridian operation increased approximately 6.1 percent, or $8.8 million, over the 1995 total. The Meridian growth was attributed to nearly all lines of business, with personal lines production increasing 6.8 percent, commercial lines 5.6 percent and farmowners achieving growth of 2.8 percent in earned premium volume. Commercial and personal automobile and homeowners were the primary lines of business contributing to the increased premium volume. Depressing the commercial lines growth was a reduction of approximately $1.2 million in assumed earned premiums from the National Workers' Compensation Pool. Total policy count for the Meridian products, on a pooled basis, increased by approximately 12,650 policies, or 5.3 percent over the 1995 in-force total.

Net investment income of $14.9 million in 1996 increased 2.4 percent over 1995's total of $14.6 million. The pre-tax net investment yield declined slightly to 5.9 percent from 6.1 percent in 1995. The reduced portfolio yield resulted primarily from a greater proportion of assets being invested in equity securities and tax-exempt bonds. The average yield of the fixed maturity portfolio is 6.8 percent. The investment income generated from the acquired Citizens Security Group investment portfolio was partially offset by a reduction in the Meridian portfolio to help fund the purchase. In 1996, the Company realized net gains on the disposition of invested assets of $3.8 million, or $0.37 per share net of tax, compared to $1.5 million, or $0.15 per share after tax, for the 1995 period. Nearly all of the realized gains recognized in 1996 were generated from the sale of equity securities which are expected to have little impact on future investment yields.

Heavily impacted by catastrophe losses in 1996, the Company's incurred losses and loss adjustment expenses of $130.1 million were 31.3 percent higher than the $99.1 million reported for the comparable 1995 period. Approximately $12.2 million of the current year losses resulted from catastrophe and other weather-related non-catastrophic claims. This compares to approximately $4.4 million for the 1995 period. The acquisition of the Citizens Security Group business contributed approximately $9.1 million to the current year loss and loss adjustment expense total, accounting for over 9 percent of the increase. Also contributing to the high volume of losses was an increase in claim severity for Meridian's private passenger automobile and commercial multiple-peril lines of business. Partially offsetting these losses were improved results in the Company's workers' compensation and personal and commercial automobile liability lines of business. The Company's statutory loss ratio for 1996 deteriorated to
68.9 percent from 1995's 60.2 percent. The statutory loss adjustment expense ratio of 9.1 percent remained virtually unchanged from 1995 ratio.

The Company's general operating and amortization expenses of $50.2 million for the year ended December 31, 1996 were 11.6 percent higher than the $45.0 million reported for the same 1995 period. Relative to earned premium volume, the Company's expense ratio for 1996 improved to 30.0 percent from 31.3 percent for the prior year. Factors leading to the reduced expense ratio include certain economies of scale and decreases in employee incentive compensation, agent profit-sharing and assessments from certain boards and bureaus. As a result of the Citizens Security Group acquisition, the Company incurred approximately $252,000 of additional expense in 1996 for goodwill amortization and incurred interest expense of approximately $308,000 on the related bank loan.

For the most recent year, the Company recorded income tax expense of $150,000. The low effective tax rate results primarily from the amount of tax-exempt investment income in relation to pre-tax income.

1995 Compared to 1994

In 1995, the Company reported record highs in net income of $11.6 million and earnings per common share of $1.72. This compared to 1994 net income of $9.1 million and $1.35 per share. The improved results were primarily attributed to increased revenues and a reduction in all three components of the combined underwriting and expense ratio.
Total revenues increased 7.0 percent to $159.8 million from $149.3 million while the 1995 statutory combined ratio improved to 100.2 percent from 101.8 percent for 1994.

Net premiums earned for 1995 reflected 6.6 percent growth to $143.9 million from 1994's $135.0 million. This growth was attributed to nearly all major lines of business. Meridian's personal lines production for 1995 experienced growth of 8.7 percent. This was primarily attributed to the homeowners and private passenger automobile lines of business, which reflected earned premium growth of
9.7 percent and 7.6 percent, respectively. Farmowners achieved earnings growth of 10.2 percent while Meridian's commercial lines of business grew 3.1 percent over the 1994 level. The increase in commercial lines was attributed primarily to 8.9 percent growth in the commercial automobile line and 6.7 percent increase in voluntary workers' compensation business. Depressing the commercial lines growth was a reduction of nearly $600,000 in assumed earned premiums from the National Workers' Compensation Pool ("NWCP"). This partially resulted from actions taken by Meridian to control the type of workers' compensation business it would accept in states where the NWCP was unprofitable. The commercial lines growth was also hampered by soft market conditions, primarily in the state of Michigan where premium volume declined from the 1994 level. Meridian has addressed its products, rates and personnel in the state of Michigan and will continue to monitor these actions for improved results. Total policy count, on a pooled basis, for 1995 increased by approximately 7,000 policies, or 3.0 percent, over the 1994 total.

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

Liquidity and Capital Resources:

The Company's primary need for liquidity is to pay shareholder dividends, and its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. (See Note 10 of the Notes to Consolidated Financial Statements.) The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. The average duration of the fixed maturity portfolio is 4.6 years. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature.

Approximately 85 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 23 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. The Company has no exposure to high risk derivatives in its portfolio.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category which are carried at market value. The Company at December 31, 1996 recorded unrealized gains in the bond portfolio of approximately $2.7 million, net of deferred income taxes. At year-end 1995, the Company recorded unrealized gains on the bond portfolio of approximately $4.1 million, net of deferred income taxes. Net unrealized appreciation of investments added $1.05 to the Company's $18.02 book value per share at December 31, 1996, similar to unrealized appreciation adding $1.01 per share to the $17.45 book value at December 31, 1995.

On July 31, 1996, the Company completed the acquisition of Citizens Security Group Inc. of Red Wing, Minnesota. The Company purchased all of the outstanding shares of Citizens Security Group and its wholly-owned property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for approximately $30.3 million in cash, including capitalized acquisition costs, and became affiliated with Citizens Security Mutual Insurance Company. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio. The remaining $12 million was financed through bank debt and is being amortized over seven years with a variable interest rate of LIBOR plus 50 basis points. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets of approximately $15.1 million was recorded as goodwill, which is being amortized on a straight-line basis over a 25 year period.

Beginning in 1994, state insurance regulators required companies to calculate Risk Based Capital ("RBC"). RBC is the capital required to cover the varying degrees of risk inherent in a company's assets, loss reserves, underwriting, and reinsurance. The "company action level" RBC is the minimum amount of capital required in order to avoid regulatory action. In 1996, the adjusted capital of the Company's insurance subsidiaries is well above the required minimum.

Impact of Inflation:

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS                         Page

       Report of Independent Accountants                  25

       Financial Statements:
       Consolidated Statement of Income                   26
       Consolidated Balance Sheet                         27
       Consolidated Statement of Shareholders' Equity     28
       Consolidated Statement of Cash Flows               29
       Notes to Consolidated Financial Statements         30



                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Meridian Insurance Group, Inc.


We have audited the accompanying consolidated balance sheet of Meridian Insurance Group, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Insurance Group, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.


                                      Coopers & Lybrand L.L.P.


Indianapolis, Indiana
February 26, 1997



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
         for the Years Ended December 31, 1996, 1995 and 1994


                                                   December 31,
                                         1996          1995          1994

Premiums earned                      $167,304,414  $143,865,821  $135,001,881
Net investment income                  14,908,285    14,563,820    13,995,984
Net realized investment gains           3,793,778     1,538,281       285,701
Other income (expense)                    562,198      (146,345)       54,623
   Total revenues                     186,568,675   159,821,577   149,338,189

Losses and loss adjustment expenses   130,101,192    99,123,849    93,970,529
General operating expenses             13,766,868    14,155,631    14,527,021
Interest expense                          307,887           ---           ---
Amortization expenses                  36,442,635    30,820,058    29,304,576
   Total expenses                     180,618,582   144,099,538   137,802,126

Income before taxes                     5,950,093    15,722,039    11,536,063
Income taxes (benefit)
 Current                                  702,141     3,554,000     2,574,000
 Deferred                                (552,000)      551,000      (159,000)
   Total income taxes                     150,141     4,105,000     2,415,000

   Net income                        $  5,799,952  $ 11,617,039  $  9,121,063

   Weighted average shares outstanding  6,779,284     6,770,081     6,739,712

Per share data:
 Net income                          $       0.86  $       1.72  $       1.35


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                   as of December 31, 1996 and 1995

                                                          December 31,
                                                       1996          1995
       ASSETS
Investments:
   Fixed maturities--available for sale, at market
    value (cost $234,356,000 and $213,816,000)     $238,343,040  $220,036,772
   Equity securities, at market
    (cost $33,779,000 and $26,961,000)               40,629,633    31,119,875
   Short-term investments, at cost, which
    approximates market                               1,326,634     2,483,338
   Other invested assets                              1,390,176     1,053,905
       Total investments                            281,689,483   254,693,890
Cash                                                  3,128,154       935,098
Premium receivable, net of allowance for bad debts    4,674,984     2,642,425
Accrued investment income                             3,241,125     2,942,194
Deferred policy acquisition costs                    16,690,275    13,354,600
Goodwill                                             16,848,829     2,152,339
Reinsurance receivables                              45,850,830    32,469,285
Prepaid reinsurance premiums                          5,020,605     2,617,138
Due from Meridian Mutual Insurance Company            8,973,672     9,358,803
Other assets                                         11,679,744     1,422,444
       Total assets                                $397,797,701  $322,588,216

           LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                $161,309,239  $123,577,240
Unearned premiums                                    84,065,751    64,558,695
Other post-employment benefits                        1,417,814     1,298,378
Bank loan payable                                    11,875,000           ---
Reinsurance payables                                  8,664,358     6,863,626
Other liabilities                                     8,291,558     8,047,610
       Total liabilities                            275,623,720   204,345,549

Shareholders' equity:
  Common shares, no par value, Authorized-
    20,000,000, Issued-6,805,955 and 6,803,185,
    Outstanding-6,779,375 and 6,776,805 at
    December 31, 1996 and 1995, respectively         44,077,846    44,076,685
  Contributed capital                                15,058,327    15,058,327
  Unrealized appreciation of investments, net
    of deferred income taxes                          7,141,846     6,842,245
  Retained earnings                                  55,895,962    52,265,410
       Total shareholders' equity                   122,173,981   118,242,667
       Total liabilities and shareholders' equity  $397,797,701  $322,588,216

The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         for the Years Ended December 31, 1996, 1995 and 1994

                                                       Unrealized
                                                      Appreciation
                               Common    Contributed (Depreciation)  Retained
                               Shares      Capital   of Investments  Earnings

Balance at January 1,
  1994                     $ 43,855,319 $ 15,058,327 $    491,027 $ 35,041,862
Cumulative effect of
  accounting change for
  certain investments, net of
  deferred income taxes             ---          ---    4,417,201          ---
Net income                          ---          ---          ---    9,121,063
Unrealized depreciation of
  investment securities, net
  of deferred income taxes          ---          ---  (12,189,952)         ---
Dividends ($0.24 per share)         ---          ---          ---   (1,617,811)
Vested restricted common
  shares                         35,584          ---          ---          ---
Exercise of stock options
  for 6,925 common shares        39,819          ---          ---          ---
Balance at December 31,
  1994                       43,930,722   15,058,327   (7,281,724)  42,545,114
Net income                          ---          ---          ---   11,617,039
Unrealized appreciation of
  investment securities, net
  of deferred income taxes          ---          ---   14,123,969          ---
Dividends ($0.28 per share)         ---          ---          ---   (1,896,743)
Repurchase and retirement of
  6,479 common shares           (77,033)         ---          ---          ---
Exercise of stock options
  for 40,521 common shares      222,996          ---          ---          ---
Balance at December 31,
  1995                       44,076,685   15,058,327    6,842,245   52,265,410
Net income                          ---          ---          ---    5,799,952
Unrealized appreciation of
  investment securities, net
  of deferred income taxes          ---          ---      299,601          ---
Dividends ($0.32 per share)         ---          ---          ---   (2,169,400)
Exercise of stock options
  for 4,042 common shares        23,241          ---          ---          ---
Repurchase and retirement of
  1,472 common shares           (22,080)         ---          ---          ---
Balance at December 31,
  1996                     $ 44,077,846 $ 15,058,327 $  7,141,846 $ 55,895,962

The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
         for the Years Ended December 31, 1996, 1995 and 1994

                                                     December 31,
                                          1996          1995          1994
Cash flows from operating activities:
 Net income                           $  5,799,952  $ 11,617,039  $  9,121,063
 Reconciliation of net income to net
   cash provided by operating activities:
   Realized investment gains            (3,793,778)   (1,538,281)     (285,701)
   Amortization                         36,442,635    31,257,989    30,202,060
   Deferred policy acquisition costs   (39,321,446)  (32,068,780)  (29,181,486)
   Increase in unearned premiums         2,034,199     4,895,409       982,535
   Increase (decrease) in loss and
     loss adjustment expense            11,054,147      (177,410)    3,990,725
   Decrease (increase) in amount due
     from Meridian Mutual                  385,131    (2,548,320)   (1,337,003)
   Decrease (increase) in reinsurance
     receivables                        (7,352,448)      234,172    (2,303,137)
   Decrease (increase) in prepaid
     reinsurance premiums                 (349,547)        2,654       205,510
   Decrease (increase) in other assets   2,064,651        66,763      (638,901)
   Increase in other post-employment
     benefits                              119,436       197,223       102,060
   Increase (decrease) in reinsurance
     payables                            1,800,732       972,951      (248,655)
   Increase (decrease) in other
     liabilities                        (1,866,664)      116,619       831,814
   Other, net                              (61,732)      755,919      (247,430)
 Net cash provided by operating
   activities                            6,955,268    13,783,947    11,193,454

Cash flows from investing activities:
 Purchase of fixed maturities          (47,518,736)  (39,897,557)  (37,157,445)
 Proceeds from sale of fixed maturities 38,131,207    17,111,272    18,528,560
 Proceeds from calls, prepayments and
   maturity of fixed maturities         24,843,739    14,404,070    16,403,055
 Purchase of equity securities         (19,794,358)  (15,735,622)  (16,369,601)
 Proceeds from sale of equity
   securities                           18,633,656     9,556,180    10,267,616
 Net (increase) decrease in short-term
   investments                           3,300,088     1,641,491    (2,075,005)
 Decrease (increase) in other invested
   assets                                 (336,271)       31,366      (347,414)
 Acquisition of subsidiary             (30,262,442)          ---           ---
 Increase (decrease) in securities
   payable                              (1,533,830)    1,117,355       430,569
 Net cash used in investing activities (14,536,947)  (11,771,445)  (10,319,665)

Cash flows from financing activities:
 Repurchase and retirement of common
   stock                                   (22,080)      (77,033)          ---
 Exercise of stock options                  23,241       222,996        39,819
 Proceeds from bank loan                12,000,000           ---           ---
 Repayment of bank loan                   (125,000)          ---           ---
 Dividends paid                         (2,101,426)   (1,826,933)   (1,617,696)
 Net cash provided by (used in) financing
   activities                            9,774,735    (1,680,970)   (1,577,877)
Increase (decrease) in cash              2,193,056       331,532      (704,088)
Cash at beginning of year                  935,098       603,566     1,307,654
Cash at end of year                   $  3,128,154  $    935,098  $    603,566

The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.Summary of Significant Accounting Policies:

   Nature of Operations:

   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 46.5 percent of the outstanding common shares of the Company. The Company is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Both Citizens Fund and ICO, along with their holding company, Citizens Security Group Inc. ("CSGI"), were acquired by the Company on July 31, 1996. (See Note 3.)

   Effective August 1, 1996, Citizens Fund , ICO and Citizens Security Mutual Insurance Company ("Citizens Security Mutual"), the former majority shareholder of CSGI, became participants in a reinsurance pooling arrangement with Meridian Mutual and Meridian Security, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the reinsurance pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies. (See Note 5.)

   Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,075 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee, and Wisconsin. Meridian Security is licensed in all states in which Meridian Mutual is licensed and writes personal and farm lines in Indiana, Iowa, Kentucky, Ohio, Tennessee, and Wisconsin through approximately 400 independent insurance agencies, many of which are cross-licensed with Meridian Mutual. Citizens Fund and Citizens Security Mutual offer a variety of personal and commercial insurance products in the states of Iowa, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin through a network of 425 independent insurance agencies. ICO writes personal and commercial products in the state of Ohio through approximately 92 independent agencies.

   Basis of Presentation:

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

   Principles of Consolidation:

   The consolidated financial statements include the accounts of Meridian Insurance Group, Inc., and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

   Investments:

   Fixed maturity investments include bonds, notes, mortgage backed pass-through securities, collateralized mortgage obligations, other asset backed securities and sinking fund preferred stocks. The fixed maturity portfolio is invested entirely in securities classified as available for sale and is carried at quoted market values. Equity securities, consisting of unaffiliated common and perpetual preferred stocks, are reported at quoted market values. Short-term investments are recorded at cost, approximating market value. Other investments include a limited partnership recorded on the equity method and a mortgage loan stated at the aggregate unpaid balance.

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

   Premium Revenue:

   Premiums are recognized as revenue on a monthly pro rata basis over the coverage terms of the respective policies. Any premiums applicable to the future terms of the policies are included in liabilities as unearned premiums.

   Deferred Policy Acquisition Costs:

   Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is earned. The method used in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, and also considers the effects of anticipated investment income, losses and loss adjustment expenses, and certain other costs anticipated to be incurred as the premium is earned. In connection with the acquisition of Citizens Fund and ICO, the Company allocated a portion of its cost to an asset representing the estimated equity in the unearned premium reserve of the acquired book of business. The asset is being amortized as the related premium revenue is earned.

   Goodwill:

   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period.

   Losses and Loss Adjustment Expenses:

   Reserves for unpaid losses and loss adjustment expenses are based on both estimates of the ultimate costs of individual claims and on other non-discounted estimates, such as claims incurred but not reported and salvage and subrogation. The methods of making such estimates are continually reviewed and updated, and any reserve adjustments are reflected in current operating results.

   Income Taxes:

   Deferred income taxes are provided to reflect the estimated future tax effects of temporary differences between the tax basis of an asset or liability and the basis recorded in financial statements. The deferred tax asset or liability is measured by using enacted tax rates expected to apply to future taxable income in the periods in which the temporary differences are expected to be recovered or settled. Accordingly, changes in future tax rates cause immediate adjustments to deferred taxes.

   Net Income per Share:

   Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.

 2.Investments:

   Investment income is summarized as follows:

                                          1996          1995          1994
   Interest on fixed maturities:
     Tax-exempt securities           $  3,875,822  $  3,578,156  $  3,050,947
     Taxable securities                 8,686,144     8,727,315     8,251,261
   Dividends on redeemable preferred
     stock                              2,489,104     2,402,974     2,673,605
   Dividends on equity securities         773,238       560,390       339,559
   Interest on short-term investments     243,837       247,272       162,067
   Other investment income                 93,861        84,873       146,698
     Total investment income           16,162,006    15,600,980    14,624,137
   Investment expenses                  1,253,721     1,037,160       628,153
     Net investment income           $ 14,908,285  $ 14,563,820  $ 13,995,984

   Realized and unrealized gains on investments are summarized as follows:

                                          1996           1995         1994
   Realized gains (losses):
    Fixed maturities                 $   (456,602) $     87,370  $   (118,358)
    Equity securities                   4,559,380     1,458,589       404,059
    Other invested assets                     ---        (7,678)          ---
      Total realized investment gains   4,102,778     1,538,281       285,701
    Investment expenses                   309,000           ---           ---
      Net realized investment gains  $  3,793,778  $  1,538,281  $    285,701

   Net change in unrealized appreciation
     (depreciation):
     Fixed maturities, available for
       sale                          $ (2,150,596) $ 16,373,654  $(16,819,514)
     Equity securities                  2,692,197     5,104,315    (1,696,054)
     Cumulative effect of accounting
       change for certain investments         ---           ---     6,743,818
     Deferred income tax from cumulative
       effect of accounting change for
       certain investments                    ---           ---    (2,326,617)
    Deferred income tax benefit
      (expense)                          (242,000)   (7,354,000)    6,325,616
      Net change in unrealized
        appreciation (depreciation)  $    299,601  $ 14,123,969  $ (7,772,751)

    Net change in unrealized
      depreciation of fixed
      maturities, held to maturity   $        ---  $   (367,533) $   (713,522)

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement the Company classified all investment securities into three categories: held-to-maturity securities carried at amortized cost; available-for-sale securities carried at fair value, with the unrealized gains and losses recorded, net of deferred tax, to shareholders' equity; and trading securities carried at fair value, with the unrealized gains and losses reflected in the consolidated statement of income. Initially, the Company classified approximately 98 percent of its fixed maturities as "available for sale" and 2 percent as "held to maturity", with no fixed maturities being assigned to the "trading" category. The cumulative effect of adopting SFAS No. 115 resulted in a $4,417,201 increase, net of deferred taxes, to the Company's shareholders' equity. On November 30, 1995, the Company, as permitted in Q61 of the Financial Accounting Standards Board ("FASB") Special Report on SFAS No. 115, transferred all holdings classified as "held to maturity" to the "available for sale" category. This transaction did not have a material effect on the Company's financial statements.

   The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1996 and 1995, are as follows:

                                            Gross       Gross      Estimated
                             Amortized   Unrealized  Unrealized      Market
                               Cost         Gains       Losses        Value
   December 31, 1996
   Available for sale:
    Government and agency
      domestic bonds       $ 11,441,004  $  317,830  $   50,708  $ 11,708,126
    Municipal bonds          73,550,278   1,954,019     302,450    75,201,847
    Corporate bonds          61,810,087   1,141,551     152,224    62,799,414
    Mortgage-backed
      securities             54,090,640     714,993     155,481    54,650,152
    Sinking fund preferred
      stocks                 33,464,362   1,080,656     561,517    33,983,501
      Total fixed maturity
        securities         $234,356,371  $5,209,049  $1,222,380  $238,343,040

   December 31, 1995
   Available for sale:
    Government and agency
       domestic bonds      $  8,127,012  $  600,241  $    3,790  $  8,723,463
    Municipal bonds          72,356,941   2,649,867     371,703    74,635,105
    Corporate bonds          40,484,745   1,633,386       5,580    42,112,551
    Mortgage-backed
      securities             57,037,770   1,425,970     158,915    58,304,825
    Sinking fund preferred
      stocks                 35,809,142     803,950     352,264    36,260,828
      Total fixed maturity
        securities         $213,815,610  $7,113,414  $  892,252  $220,036,772

   The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                  Estimated
                                                    Amortized       Market
                                                      Cost          Value
   Available for sale:
     Due in one year or less                      $  2,220,935  $  2,231,573
     Due after one year through five years          42,239,968    42,740,774
     Due after five years through ten years         48,664,611    49,914,445
     Due after ten years through fifteen years      32,881,299    33,865,382
     Due after fifteen years through twenty years    5,693,977     5,655,926
     Due after twenty years                         48,564,941    49,284,788
        Subtotal                                   180,265,731   183,692,888
     Mortgage-backed securities                     54,090,640    54,650,152
        Total fixed maturity securities           $234,356,371  $238,343,040

   Proceeds from sales of investments in fixed maturity securities during 1996, 1995 and 1994, respectively, were $38,131,207,
   $17,111,272 and $18,528,560.  During 1996, 1995 and 1994,
   respectively, gross gains of $197,320, $445,260 and $444,784 and gross losses of $653,922, $357,890 and $563,142 were realized on those sales.

   Unrealized appreciation resulting from changes in the valuation of equity securities at December 31, 1996 totaled approximately
   $6,851,000 representing $7,614,000 of gains on certain securities and $763,000 of losses on other securities.

 3.  Acquisition:

   On July 31, 1996, the Company acquired Citizens Security Group Inc. and its property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for a cash purchase price of approximately $30,262,000, including capitalized acquisition costs. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio and the remainder was financed through bank debt. (See Note 4). The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets resulted in goodwill of approximately $15,140,000, which is being amortized over 25 years on the straight-line basis.

   The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. Unaudited pro-forma condensed consolidated results of operations presented below assume the acquisition and financing of the transaction had occurred at the beginning of each period presented:

                                           1996          1995
      Premiums earned                  $185,808,000  $174,501,000
      Total revenues                   $206,201,000  $192,416,000
      Net income                       $  4,138,000  $ 11,310,000
      Net income per share             $       0.61  $       1.67

   These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

   Supplemental cash flow information for the acquisition is as follows:

                                                  1996
      Fair value of assets acquired           $ 77,440,427
      Cash paid                                 30,262,442
      Liabilities assumed                     $ 47,177,985

 4.Bank Loan Payable:

   The Citizens Security Group acquisition was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points and will mature on August 1, 2003. The Company is required to make principal payments in accordance with the following schedule:

      1997                                    $    625,000
      1998                                       1,125,000
      1999                                       1,625,000
      2000                                       2,000,000
      2001                                       2,125,000
      Thereafter                                 4,375,000
          Total payments outstanding          $ 11,875,000

   The principal balance of the bank loan as of December 31, 1996 approximates its market value. Interest paid on the loan during 1996 amounted to $187,887. The bank debt includes certain financial covenants, the most significant of which concern the amounts of risk based capital, statutory policyholders' surplus, total debt, debt to capitalization and debt service coverage (the relationship of dividends available from the Company's insurance subsidiaries to required principal and interest payments).

 5.Related Party Transactions:

   Meridian Security, Citizens Fund, ICO, Meridian Mutual and Citizens Security Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which all premiums, losses and loss adjustment expenses as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Citizens Security Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

   Beginning August 1, 1996, the reinsurance pool participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

   For the year ended December 31, 1996, approximately 88 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1995 and 1994, approximately 90 percent and 84 percent, respectively, was derived from the pooling arrangement.

   Prior to January 1, 1997, Meridian Security, Citizens Fund and ICO had no employees and were dependent on the business and operations of Meridian Mutual and Citizens Security Mutual. Meridian Mutual had a defined pension plan covering substantially all employees and a non-tax qualified retirement plan for certain key employees. Related pension costs allocated to the Company were immaterial to the results of operations for the periods ended December 31, 1996, 1995 and 1994. The Company also participated in the multi-employer plan for other post-retirement benefits offered by Meridian Mutual to employees, including medical benefits for early retirees (eligible upon attainment of age 55 and five years of service up to age 65) and group term life insurance that phases out over a five year period from the retirement date. Related costs allocated to the Company were approximately $53,000, $98,000 and $102,000 for 1996, 1995 and 1994, respectively.

   Effective January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Citizens Security Mutual. This transfer allows for more freedom in compensation planning, such as more flexibility in the use of the Company's common stock as compensation, and to improve internal efficiencies by combining employee benefit plans. As a result of this transfer, all employee benefit plans that were previously under Meridian Mutual and Citizens Security Mutual were merged into Company plans.

   The Company's non-insurance subsidiaries are provided office space and various services by Meridian Mutual and Meridian Security.
   Expenses are allocated to such subsidiaries on the basis of specifically identified or estimated costs.

 6. Liability for Losses and Loss Adjustment Expenses:

   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                         1996          1995          1994

   Balance at beginning of period    $123,577,240  $123,754,650  $119,763,925
   Less reinsurance recoverables       31,204,462    31,815,440    30,133,606
    Net balance at beginning of period 92,372,778    91,939,210    89,630,319

   Net reserves acquired (See Note 3)  20,685,369           ---           ---

   Incurred related to:
    Current year                      137,817,367   104,584,909    99,444,243
    Prior years                        (7,716,175)   (5,461,060)   (5,473,714)
       Total incurred                 130,101,192    99,123,849    93,970,529
   Paid related to:
    Current year                       93,199,000    61,791,602    55,216,000
    Prior years                        30,470,408    36,898,679    36,445,638
       Total paid                     123,669,408    98,690,281    91,661,638

   Net balance at end of period       119,489,931    92,372,778    91,939,210
   Plus reinsurance recoverables       41,819,308    31,204,462    31,815,440
   Balance at end of period          $161,309,239  $123,577,240  $123,754,650

 7.Reinsurance:

   The companies participating in the reinsurance pooling agreement (see Note 5) limit the maximum net loss which can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with unrelated third party insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy. Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers. For the years ended December 31, 1996, 1995 and 1994, the amounts of unearned premiums that related to third party reinsurers were approximately $5,021,000, $2,617,000 and $2,620,000, respectively.

   Three types of reinsurance were purchased jointly by Meridian Mutual and Meridian Security. Treaty reinsurance automatically covers certain types of policies up to contracted limits. Facultative reinsurance is purchased on an individual risk basis and sets specific limits of coverage. Such coverage was purchased to cover liability and property exposures in excess of $200,000, up to the limits set forth in the individual treaty. Catastrophe reinsurance provides coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to the $65,000,000 contract limit ($3,250,000 and $50,000,000, respectively, for years prior to 1996).

   Two other catastrophe reinsurance treaties provide coverage for aggregate losses caused by multiple catastrophic events. The combined retention under the first of these aggregate excess contracts was based on 2.5 percent of subject earned premiums, plus five percent of losses up to the $8,000,000 contract limits, with a $175,000 deductible per catastrophic event. Retention under the second aggregate excess contact, effective May 10, 1996, was $500,000 per quarter, plus five percent of losses up to $4,500,000 per quarter, with a total contract limit of $12,000,000 and a $250,000 per event deductible.

   The reinsurance agreements maintained by Citizens Security Mutual, Citizens Fund and ICO in 1996 were of two general types, consisting of excess of loss reinsurance and pro rata reinsurance. Effective January 1, 1996, the companies entered into a pro rata reinsurance contract covering 40 percent of each homeowner policy. Under other reinsurance contracts, the companies retained the first $300,000 of loss on any one risk on property coverage. The companies have pro rata reinsurance contracts for property risks covering losses between $300,000 and $4,600,000 per risk. For property risks in excess of $4,600,000, the companies negotiate reinsurance arrangements for each risk on an individual basis.
   The casualty reinsurance written by the companies is reinsured for losses in excess of $250,000 up to a maximum of $5,000,000 per occurrence. Effective January 1, 1996, the companies entered into an aggregate excess of loss contract which reinsures losses and allocated loss adjustment expenses in excess of 62 percent in any accident year. The reinsurer's obligation is limited to 5 percent of accident year subject net earned premium. Losses and allocated adjustment expenses in excess of 67 percent are retained.

   Approximately 89 percent of the Company's ceded reserves for losses and loss adjustment expenses are with Michigan Catastrophic Claims Association, Employers Reinsurance Corporation and Swiss Reinsurance America Corporation. Reinsurance recoveries recognized for the years ended December 31, 1996, 1995 and 1994 were $24,136,000, $1,547,000 and $2,758,000, respectively. The effect of reinsurance on premiums written and earned for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                         1996          1995          1994
   Premiums written:
     Direct                          $181,680,624  $152,596,128  $144,084,372
     Assumed                            3,730,504     7,269,782     6,132,096
     Ceded                            (16,216,479)  (11,102,025)  (14,026,543)
     Net                             $169,194,649  $148,763,885  $136,189,925

   Premiums earned:
     Direct                          $176,718,644  $149,748,331  $141,275,894
     Assumed                            6,425,316     5,222,170     5,744,277
     Ceded                            (15,839,546)  (11,104,680)  (12,018,290)
     Net                             $167,304,414  $143,865,821  $135,001,881

   On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company regarding commercial line business in the state of Pennsylvania. This transaction was recorded as assumed written premium, which was earned over the succeeding twelve months. Renewals of these policies will be recorded as direct business of Meridian Mutual. Through the pooling agreement, Meridian Security assumed premiums written of approximately $2,100,000 and ceding commissions of approximately $409,000.

 8.  Deferred Policy Acquisition Costs:

   Changes in deferred policy acquisition costs are summarized as follows:

                                         1996          1995          1994

    Deferred, beginning of period    $ 13,354,600  $ 11,977,429  $ 11,972,069
    Additions:
      Commissions                      30,593,227    25,797,651    23,444,057
      Equity in acquired unearned
        premium reserve                 2,312,841           ---           ---
      Ceding commission                       ---       409,350       621,494
      Premium taxes                     2,458,670     1,625,370     2,108,746
      Other                             3,956,708     4,236,409     3,007,189
        Total Additions                39,321,446    32,068,780    29,181,486
   Amortization expense                35,985,771    30,691,609    29,176,126
   Deferred, end of period           $ 16,690,275  $ 13,354,600  $ 11,977,429

 9.Income Taxes:

  Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                         1996          1995          1994

   Tax at statutory rate             $  2,023,000  $  5,403,000  $  3,813,000
   Tax-exempt interest                 (1,134,000)   (1,005,000)     (897,000)
   Dividends received deduction          (619,000)     (598,000)     (593,000)
   Loss, LAE and Salvage and
     subrogation fresh start              (17,000)       (7,000)      (20,000)
   Nondeductible expenses                 168,000       109,000        74,000
   Other                                 (270,859)      203,000        38,000
     Total income taxes              $    150,141  $  4,105,000  $  2,415,000

   The Revenue Reconciliation Act of 1990 required insurance companies to accrue future recoveries of salvage and subrogation on a discounted basis. A fresh start of 87 percent of the beginning 1990 discounted balance was provided for by that act. The impact of this provision has been calculated at $923,000, of which no amortization was recognized in 1996. Approximately $7,000 was recognized in 1995, and $20,000 in 1994. Prior to 1994, $876,000 was recognized.

   The Tax Reform Act of 1986 allowed for a fresh start deduction for reserve discounting requirements. This produced an aggregate tax benefit of approximately $900,000 of which the Company recognized approximately $17,000 in 1996. Prior to 1996, the Company had recognized approximately $855,000 of this benefit.

   Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded a net deferred tax asset in 1996 and 1995, which is included among other assets. The net deferred tax asset at December 31, 1996, 1995 and 1994, is comprised of the following:

                                           1996      1995      1994
   Deferred tax assets:
    Unearned premium reserves        $  5,533,000  $  4,336,000  $  3,936,000
    Loss and loss adjustment expense
      reserves and salvage and
      subrogation                       6,336,000     4,980,000     5,346,000
    Unrealized depreciation on
      investment securities                   ---           ---     3,747,000
    Other post-employment benefits        496,000       454,000       380,000
    Other                                 875,000           ---        10,000
      Total deferred tax assets        13,240,000     9,770,000    13,419,000

   Deferred tax liabilities:
    Deferred policy acquisition costs   5,842,000     4,674,000     4,132,000
    Investments                           327,000       178,000        80,000
    Unrealized appreciation on
      investment securities             3,849,000     3,607,000           ---
    Other                                 425,000        34,000        25,000
      Total deferred tax liabilities   10,443,000     8,493,000     4,237,000
   Net deferred tax asset            $  2,797,000  $  1,277,000  $  9,182,000

   The Company has paid income taxes during the last three preceding years that exceed the recorded deferred income tax asset generated by operations ($1,678,000 in 1996, $3,248,000 in 1995 and
   $2,950,000 in 1994).

10.  Statutory Information:

  Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $3,900,000 in 1996, $2,400,000 in 1995 and $2,200,000 in 1994. As of December 31, 1996,
  approximately $9,300,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

  The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                         1996          1995          1994

    Statutory capital and surplus    $105,506,000  $ 90,952,000  $ 74,716,000
    Statutory net investment income  $ 15,809,000  $ 14,733,000  $ 13,927,000
    Statutory net income             $  3,307,000  $ 11,625,000  $ 10,097,000

11. Shareholders' Equity:

  The Company has an Incentive Stock Plan ("Plan") for the purpose of attracting and retaining key employees. The maximum number of common shares authorized for issuance under the Plan is 750,000 shares. Awards under the Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan.

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined using the fair value of the options at the grant dates in accordance with SFAS No. 123, the Company's net income and earnings per share for the periods ended December 31, 1996 and 1995 would have been reduced to the following pro-forma amounts:
  $143,000 and $53,000 and $0.02 and $0.01, respectively. The fair value of each option was estimated to be $13.63 and $13.43 on the date of the grant using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: risk free interest rates of 6.55 percent and 6.70 percent; dividend yield of 2.15 percent and 2.35 percent; and volatility of .314 and .358. As of December 31, 1996, options outstanding under these plans had an exercise price that ranged from $11.88 to $15.28 and a remaining weighted average contractual life of 6 years.

  Stock options granted by the Company for the periods ended December 31, 1996, 1995 and 1994 are summarized in the following table:

                                 1996             1995             1994
                           Weighted         Weighted         Weighted
                             Price   Shares   Price   Shares   Price   Shares

  Outstanding at January 1  $11.69  313,781  $10.88  328,401  $ 8.30   97,713
  Granted                    14.04   31,000   14.27   37,000   11.81  278,280
  Exercised during the year   5.75   (4,042)   5.75  (30,521)  10.98  (47,592)
  Canceled during the year    9.51  (37,415)  12.20  (21,099)    ---      ---
  Outstanding at December 31 12.28  303,324   11.69  313,781   10.88  328,401

  Portion thereof exercisable
    at December 31          $12.30  272,324  $11.52  278,781  $ 5.75   50,121

  Available for future
    grants                          220,856          251,856          288,856

12. Unaudited Selected Quarterly Financial Data:
    (Amounts in thousands except per-share data)

                                              Quarter Ended
                           March 31       June 30    September 30  December 31
  1996
     Revenues              $ 41,400      $ 43,262      $ 48,990      $ 52,917
     Net income            $    595      $    702      $  1,806      $  2,697
     Net income per share  $   0.09      $   0.10      $   0.27      $   0.40

  1995
     Revenues              $ 38,667      $ 39,633      $ 41,400      $ 40,122
     Net income            $  2,751      $  1,261      $  3,404      $  4,201
     Net income per share  $   0.41      $   0.19      $   0.50      $   0.62


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                               PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held May 14, 1997.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 14, 1997.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 14, 1997.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 14, 1997.



                               PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report.

   (1) Financial Statements:

       Report of Independent Accountants
       Financial Statements:
         Consolidated Statement of Income for the years ended December
           31, 1996, 1995 and 1994
         Consolidated Balance Sheet as of December 31, 1996 and 1995 Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994
         Consolidated Statement of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

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

   (3) Exhibits:
       See Index to Exhibits

(b)    Reports on Form 8-K
       A report on Form 8-K was filed August 14, 1996, with respect to
       Item 2, Item 5, and Item 7 thereof.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Meridian Insurance Group, Inc.

                                        By:   /s/Steven R. Hazelbaker
                                        Steven R. Hazelbaker
                                        Vice President, Chief Financial
                                        Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 1997, on behalf of the registrant in the capacities indicated:




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


      /s/ Norma J. Oman                       /s/ David M. Kirr
     Norma J. Oman                           David M. Kirr
     President, Chief Executive Officer      Director
     and Director


      /s/ Brent Hartman                       /s/ Sarah W. Rowland
     Brent Hartman                           Sarah W. Rowland
     Senior Vice President                   Director


      /s/ Harold C. McCarthy                  /s/ Van P. Smith
     Harold C. McCarthy                      Van P. Smith
     Director                                Director


      /s/ Joseph D. Barnette, Jr.             /s/ Thomas H. Sams
     Joseph D. Barnette, Jr.                 Thomas H. Sams
     Director                                Director


     /s/ Scott S. Broughton
     Scott S. Broughton
     Director


                    MERIDIAN INSURANCE GROUP, INC.
                              FORM 10-K
             for the fiscal year ended December 31, 1996
                          Index to Exhibits

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                               Description of Exhibit

    (2)       2.01 Acquisition and Affiliation Agreement by and among Citizens
                   Security Group, Inc., Citizens Security Mutual Insurance
                   Company and Meridian Insurance Group, Inc.          *Page 58

    (3)       3.01 Restated Articles of Incorporation of Meridian Insurance
                   Group, Inc. (Incorporated by reference to Exhibit 3.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

              3.02 Bylaws of Meridian Insurance Group, Inc. as amended through
                   December 4, 1996.                                  *Page 117

    (4)       4.01 Text of Certificate for Common Shares of Meridian Insurance
                   Group, Inc. (Incorporated by reference to Exhibit 4.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

    (9)            No exhibit.

   (10)      10.01 Form of Supplemental Pension Agreement between Meridian
                   Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 10.06 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

             10.02 Meridian Insurance Group, Inc., Incentive Stock Plan.
                   (Incorporated by reference to Exhibit 10.07 to Amendment No. 1 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

             10.03 The Meridian Mutual Insurance Company Non-employee
                   Director's Pension Plan.  (Incorporated by reference to
                   Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1988; Commission File No. 0-11413.) **

             10.04 Form of 1991 Non-qualified Stock Option Agreement under
                   1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1990; Commission File No. 0-11413.) **

             10.05 Meridian Mutual Insurance Company Sharing Success Plan
                   effective January 1, 1992. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

             10.06 Form of Addendum to Supplemental Pension Agreement between
                   Meridian Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 19.07 to the registrant's Form 10-K for the fiscal year ended
                   December 31, 1991; Commission File No. 0-11413.) **


Exhibit Number
 Assigned in
Regulation S-K
  Item 601                               Description of Exhibit

             10.07 Form of Change in Control Agreement between Meridian Mutual
                   Insurance Company and Norma J. Oman, J. Mark McKinzie, Brent Hartman, and Steven R. Hazelbaker. (Incorporated by reference to Exhibit 19.08 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

             10.08 Property Per Risk Excess of Loss Reinsurance Agreement
                   between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2 Registration Statement, File No. 33-58406.)

             10.09 Multiple Layer Reinsurance Agreement between Employers
                   Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January
                   1, 1991. (Incorporated by reference to Exhibit 10.28 to the registrant's Form S-2 Registration Statement, File
                   No. 33-58406.) Amendments No. 1 and No. 2 to Multiple Layer Reinsurance Agreement. (Incorporated by reference to Exhibit 19.12 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

             10.10 Form of 1991 Non-qualified Stock Option Agreement Amendment effective February 13, 1992. (Incorporated by reference to Exhibit 19.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No.
                   0-11413.) **

             10.11 Meridian Insurance Statement of Policy on Inter-Company
                   Expense Allocation.  (Incorporated by reference to Exhibit
                   19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

             10.12 Reinsurance Pooling Agreement between Meridian Mutual
                   Insurance Company and Meridian Security Insurance Company amended and restated as of June 23, 1993. (Incorporated by reference to Exhibit 19.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

             10.13 Meridian Insurance Group, Inc., 1994 Outside Director Stock
                   Option Plan. (Incorporated by reference to Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

             10.14 Commercial and Personal Umbrella Reinsurance Agreement
                   between Employers Reinsurance Corporation and Meridian Mutual Insurance Company and Amendments No. 1 through 6 thereto. (Incorporated by reference to Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)

             10.15 Personal Excess Liability Reinsurance Agreement between
                   Employers Reinsurance Corporation and Meridian Mutual Insurance Company and Amendments No. 1 through 6 thereto. (Incorporated by reference to Exhibit 19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)


Exhibit Number
 Assigned in
Regulation S-K
   Item 601                              Description of Exhibit

             10.16 Form of Supplemental Retirement Income Plan for Employees
                   of Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.02 of the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

             10.17 Form of 1994 Incentive Stock Option Agreement under 1987
                   Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

             10.18 Form of 1994 Non-qualified Stock Option Agreement under
                   1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

             10.19 Amendment No. 3 to the Multiple Layer Reinsurance Agreement
                   between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1991. (Incorporated by reference to Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

             10.20 Amendment No. 7 to Commercial and Personal Umbrella
                   Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

             10.21 Amendment No. 1 to Property Per Risk Excess of Loss
                   Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

             10.22 Form of Meridian Insurance Agency Profit-Sharing Agreement.
                   (Incorporated by reference to Exhibit 19.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

             10.23 Form of Meridian Insurance Agency Agreement.  (Incorporated
                   by reference to Exhibit 19.12 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

             10.24 Form of 1995 Non-qualified Stock Option Agreement under
                   1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.) **

             10.25 Meridian Insurance Group, Inc., 1996 Employee Incentive
                   Stock Plan. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.) **


Exhibit Number
 Assigned in
Regulation S-K
  Item 601                               Description of Exhibit

             10.26 Schedule of reinsurers and their participation percentages under the Excess Catastrophe Reinsurance Contract issued to Meridian Mutual Group effective January 1, 1996. (Incorporated by reference to Exhibit 10.40 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)

             10.27 Excess Catastrophe Reinsurance Contract effective January
                   1, 1996, issued to Meridian Mutual Group by the Subscribing Reinsurers identified therein. (Incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)

             10.28 Underlying Aggregate Excess Catastrophe Reinsurance
                   Contract effective January 1, 1996, issued to Meridian Mutual Group by the Subscribing Reinsurers identified therein. (Incorporated by reference to Exhibit 10.42 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)

             10.29 Property Excess of Loss Reinsurance Binding Agreement
                   between Meridian Mutual Group and NAC Reinsurance Corporation effective June 15, 1995. (Incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)

             10.30 Reinsurance Pooling Agreement Amended and Restated as
                   of August 1, 1996, by and among Meridian Mutual
                   Insurance Company, Meridian Security Insurance
                   Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, and Insurance
                   Company of Ohio                                   *Page 126

             10.31 Management Services Agreement between Meridian Mutual
                   Insurance Company and its Affiliates effective August
                   1, 1996                                           *Page 131

             10.32 Management Services Agreement among Meridian
                   Insurance Group, Inc., Meridian Mutual Insurance
                   Company and their Affiliates effective January 1,
                   1997                                              *Page 135

             10.33 Consulting Services Agreement between Meridian
                   Insurance Group, Inc., and Scott S. Broughton **  *Page 139

             10.34 Stock Option Agreement between Meridian Insurance Group,
                   Inc., and Scott S. Broughton **                   *Page 144

             10.35 Claims Administration Agreement by and among Citizens
                   Security Mutual Insurance Company, Citizens Fund
                   Insurance Company, Insurance Company of Ohio, and
                   VIS'N, Inc.                                       *Page 151

             10.36 Software and Hardware Support Agreement by and among
                   Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, Insurance Company of Ohio, and
                   VIS'N, Inc.                                       *Page 165

             10.37 Form of Meridian Insurance Agency Profit-Sharing Agreement
                                                                     *Page 182

             10.38 Form of Meridian Insurance New Agent's Incentive Compensation
                   Agreement                                         *Page 186


Exhibit Number
 Assigned in
Regulation S-K
   Item 601                              Description of Exhibit

             10.39 Amendment No. 7 to the Personal Excess Liability
                   Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company
                   Meridian Security Insurance Company, and the Citizens
                   Security Group                                    *Page 190

             10.40 Amendment No. 5 to the Multiple Layer Reinsurance
                   Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, and the Citizens Security Group
                                                                     *Page 192

             10.41 Amendment No. 9 to Commercial and Personal Umbrella
                   Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company
                                                                     *Page 198

             10.42 Basket Reinsurance Agreement effective January 1, 1997, among Employers Reinsurance Corporation, Meridian
                   Mutual Insurance Company, Meridian Security Insurance
                   Company and Citizens Security Group               *Page 200

             10.43 Addendum No. 1 to the January 1, 1996, Underlying Aggregate
                   Excess Catastrophe Reinsurance Contract issued to
                   Meridian Mutual Group                             *Page 204

             10.44 Excess Catastrophe Reinsurance Contract effective January 1,
                   1997, issued to Meridian Mutual Group             *Page 210

             10.45 Underlying Aggregate Excess Catastrophe Reinsurance
                   Contract issued to Meridian Mutual Group effective
                   January 1, 1997                                   *Page 226

             10.46 Second Underlying Aggregate Excess Catastrophe Reinsurance
                   Contract issued to Meridian Mutual Group effective
                   May, 1996, and Addendum No. 1 effective January
                   1,1997                                            *Page 240

             10.47 Sixth Excess Catastrophe Reinsurance Program issued to
                   Meridian Mutual Group effective January 1, 1997   *Page 248

             10.48 Seventh Excess Catastrophe Reinsurance Program issued to
                   Meridian Mutual Group effective January 1, 1997   *Page 262

             10.49 Term Loan Agreement and Business Credit Note between NBD
                   Bank, N.A., and Meridian Insurance Group, Inc., dated
                   July 29, 1996                                     *Page 275

             10.50 Form of 1997 Non-qualified Stock Option Agreement under
                   Meridian Insurance Group, Inc., 1996 Employee
                   Incentive Stock Plan **                           *Page 291

             10.51 Form of 1997 Incentive Stock Option Agreement under Meridian
                   Insurance Group, Inc., 1996 Employee Incentive Stock
                   Plan **                                           *Page 294


Exhibit Number
 Assigned in
Regulation S-K
  Item 601                               Description of Exhibit

             10.52 Written Descriptions of 1996 and 1997 Meridian Insurance
                   Group, Inc., Executive Incentive Plans            *Page 297

             10.53 Form of Directors' Non-qualified Stock Option Agreement **
                                                                     *Page 301

             10.54 Deferred Compensation Plan Agreement dated August 1, 1995, between Citizens Security Mutual Insurance Company
                   and Scott S. Broughton **                         *Page 304

             10.55 Form of Citizens Security Group Agency Agreement  *Page 315

             10.56 Form of Citizens Security Mutual Insurance Company Agency
                   Agreement                                         *Page 320

             10.57 Form of Insurance Company of Ohio Agency Agreement*Page 326

             10.58 Form of Citizens Security Group Limited Agency Agreement
                                                                     *Page 331

             10.59 Form of Citizens Security Mutual Insurance Company Personal
                   Partner Agency Agreement                          *Page 335

             10.60 Form of Citizens Security Group Personal Partner Contingency
                   Plan                                              *Page 339

             10.61 Form of Citizens Security Group Network Agencies Profit
                   Sharing Plan                                      *Page 342

             10.62 Form of Citizens Security Group Individual Agency Profit
                   Sharing Plan                                      *Page 346

     (11)          No exhibit.

     (12)          No exhibit.

     (13)          No exhibit.

     (16)          No exhibit.

     (18)          No exhibit.

     (21)    21.01 Revised list of Subsidiaries of Meridian Insurance Group,
                   Inc.                                              *Page 350

     (22)          No exhibit.

     (23)    23.01 Consent of Independent Accountants dated March 27, 1997
                                                                     *Page 351

     (24)          No exhibit.

     (27)    27.01 Financial data schedule for Meridian Insurance Group,
                   Inc., for the year ended December 31, 1996.


Exhibit Number
 Assigned in
Regulation S-K
   Item 601                              Description of Exhibit

     (28)    28.01 Combined Statutory Schedule P Loss and Loss
                   Adjustment Expense Reserves for the Consolidated
                   Insurance Subsidiaries of Meridian Insurance Group,
                   Inc., as of December 31, 1996                     *Page 352

 *   Exhibits filed as a part of this document.
** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.



                  REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and
Board of Directors
Meridian Insurance Group, Inc.


Our report on the consolidated financial statements of Meridian
Insurance Group, Inc., and Subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 52 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.


Indianapolis, Indiana
February 26, 1997



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                              FORM 10-K
                INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                     PAGE

   Schedule I   Summary of Investments Other than Investments
                in Related Parties                                    53

   Schedule II  Condensed Financial Information of Registrant         54

   Schedule IV  Reinsurance                                           56

   Schedule VI  Supplemental Information Concerning Property-
                Casualty Insurance Operations                         57



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                  SCHEDULE I--SUMMARY OF INVESTMENTS
              OTHER THAN INVESTMENTS IN RELATED PARTIES
                          December 31, 1996

                                                                   Amount at
                                                                  Which Shown
                                                      Market        in the
                                         Cost          Value     Balance Sheet
Fixed maturities
 Available-for-sale:
   Bonds
     United States Government and
       government agencies and
       authorities                   $ 40,635,377  $ 41,294,992  $ 41,294,992
     States, municipalities, and
       political subdivisions          93,551,518    95,364,477    95,364,477
     Public utilities                   1,537,241     1,602,531     1,602,531
     All other corporate bonds         65,167,873    66,097,539    66,097,539
   Redeemable preferred stocks         33,464,362    33,983,501    33,983,501
       Total fixed maturities         234,356,371   238,343,040   238,343,040

Equity securities
   Common stocks
     Public utilities                   1,235,361     1,472,446     1,472,446
     Banks, trust, and insurance
       companies                        2,109,155     2,853,082     2,853,082
     Industrial, miscellaneous,
       and all other                   30,434,530    36,304,105    36,304,105
        Total equity securities        33,779,046    40,629,633    40,629,633

Mortgage loan                             704,485       704,485       704,485
Other long-term investments               525,000       685,691       685,691
Short-term investments                  1,326,634     1,326,634     1,326,634
        Total investments            $270,691,536  $281,689,483  $281,689,483



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (PARENT COMPANY)
                            BALANCE SHEET
                   as of December 31, 1996 and 1995

                                ASSETS
                                                       1996          1995
Cash and short-term investments                    $  2,227,195  $  1,041,331
Investment in subsidiaries (eliminated in
  consolidation)                                    133,923,863   118,957,091
Other assets                                             18,890        24,411
Total assets                                       $136,169,948  $120,022,833

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company           $     27,517  $      6,551
Post-employment benefits                              1,417,814     1,298,378
Bank loan payable                                    11,875,000           ---
Dividends payable                                       542,350       474,376
Other liabilities                                       133,286           861
       Total liabilities                             13,995,967     1,780,166
Shareholders' equity:
  Common shares                                      44,077,846    44,076,685
  Contributed capital                                15,058,327    15,058,327
  Unrealized appreciation of investments, net of
    deferred income tax                               7,141,846     6,842,245
  Retained earnings                                  55,895,962    52,265,410
       Total shareholders' equity                   122,173,981   118,242,667
Total liabilities and shareholders' equity         $136,169,948  $120,022,833



                         STATEMENT OF INCOME
         For the Years Ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994

Dividend income from subsidiaries    $  3,900,000  $  2,400,000  $  2,200,000
Other income                               24,656         1,928           780
Less: General operating expenses          727,648       730,704       734,605
   Interest expense                       307,887           ---           ---
   Current federal income tax benefit    (265,508)     (379,345)     (314,016)
 Income before equity in net income of
   subsidiaries                         3,154,629     2,050,569     1,780,191
Equity in undistributed net income of
  subsidiaries                          2,645,323     9,566,470     7,340,872
   Net income                        $  5,799,952  $ 11,617,039  $  9,121,063


                             SCHEDULE II
       CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                       STATEMENT OF CASH FLOWS
         For the Years Ended December 31, 1996, 1995 and 1994


                                        1996           1995          1994

Cash flows from operation:
 Net income                          $  5,799,952  $ 11,617,039  $  9,121,063
 Reconciliation of net income to net
   cash provided (used) by operations:
     Equity in undistributed net
       income of subsidiaries          (2,645,323)   (9,566,470)   (7,340,872)
     Compensation expense related
       to restricted stock                    ---           ---        35,584
     (Increase) decrease in other
       assets                               5,521        (5,465)       47,371
     Increase (decrease) in due to
       Meridian Mutual Insurance
       Company                             20,966       (54,966)       40,107
     Increase in post-employment
       benefits                           119,436       197,223       102,060
     Increase in other liabilities        132,425           861           ---
     Other, net                           (21,848)          243           431
 Net cash provided by operations        3,411,129     2,188,465     2,005,744

Cash flows from investing activities:
 Capital contribution to subsidiary   (12,000,000)          ---           ---
 Net cash used by investing
   activities                         (12,000,000)          ---           ---

Cash flows from financing activities:
 Proceeds from stock options               23,241       222,996        39,819
 Repurchase and retirement of common
   stock                                  (22,080)      (77,033)          ---
 Proceeds from bank loan               12,000,000           ---           ---
 Repayment of bank loan                 (125,000)           ---           ---
 Dividends paid                        (2,101,426)   (1,826,933)   (1,617,696)
 Net cash provided (used) by financing
   activities                           9,774,735    (1,680,970)   (1,577,877)

Net increase in cash                    1,185,864       507,495       427,867
Cash at beginning of year               1,041,331       533,836       105,969

Cash at end of year                  $  2,227,195  $  1,041,331  $    533,836



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                       SCHEDULE IV--REINSURANCE
         For the Years Ended December 31, 1996, 1995 and 1994


                                                                    Percentage
                                 Ceded       Assumed                 of Amount
                    Gross       to Other    from Other       Net      Assumed
                   Amount     Companies(1) Companies(1)    Amount     to Net

Property and liability
insurance premiums:

  Year ended
  December 31,
  1996          $176,718,644  $15,839,546  $ 6,425,316  $167,304,414   3.8%

  Year ended
  December 31,
  1995          $149,748,331  $11,104,680  $ 5,222,170  $143,865,821   3.6%

  Year ended
  December 31,
  1994          $141,275,894  $12,018,290  $ 5,744,277  $135,001,881   4.3%


(1) The amounts for the years ended December 31, 1996, 1995 and 1994 represents the Company's insurance subsidiaries share of third party reinsurance transactions pursuant to the pooling agreement



             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
             SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                  PROPERTY-CASUALTY INSURANCE OPERATIONS
           For the Years Ended December 31, 1996, 1995 and 1994


                                              Year Ended December 31,
                                         1996          1995          1994

Deferred policy acquisition costs    $ 16,690,275  $ 13,354,600  $ 11,977,429

Reserves for losses and loss
  adjustment expenses                $161,309,239  $123,577,240  $123,754,650

Unearned premiums                    $ 84,065,751  $ 64,558,695  $ 59,663,286

Earned premiums                      $167,304,414  $143,865,821  $135,001,881

Investment income                    $ 14,908,285  $ 14,563,820  $ 13,995,984

Losses and loss adjustment expenses
incurred related to:
   Current years                     $137,817,367  $104,584,909  $ 99,444,243

   Prior years                       $ (7,716,175) $ (5,461,060) $ (5,473,714)

Amortization of deferred policy
  acquisition costs                  $ 35,985,771  $ 30,691,609  $ 29,176,126

Paid losses and loss adjustment
  expenses                           $123,669,408  $ 98,690,281  $ 91,661,638

Premiums written                     $169,194,649  $148,763,885  $136,189,925