Form 10-Q
period 1997-03-31
MERIDIAN INSURANCE GROUP INC
filed 1997-05-02
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                  OR

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _____________to
       _____________.

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


                 6,779,375 Common Shares at March 31, 1997


The Index of Exhibits is located at page 13 in the sequential numbering system. Total pages: 13



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
              as of March 31, 1997 and December 31, 1996

                                                     March 31,   December 31,
                                                       1997          1996
                                                    (Unaudited)
                     ASSETS
Investments:
  Fixed maturities--available for sale, at market
    (cost $241,911,000 and $234,356,000)           $242,689,537  $238,343,040
  Equity securities, at market
    (cost $33,115,000 and $33,779,000)               39,600,203    40,629,633
  Short-term investments, at cost, which
    approximates market                               3,748,890     1,326,634
  Other invested assets                               1,389,027     1,390,176
     Total investments                              287,427,657   281,689,483
Cash                                                  1,382,711     3,128,154
Premiums receivable, net of allowance for bad debts   4,437,608     4,674,984
Accrued investment income                             3,280,801     3,241,125
Deferred policy acquisition costs                    17,313,341    16,690,275
Goodwill                                             16,666,314    16,848,829
Reinsurance receivables                              42,310,001    45,850,830
Prepaid reinsurance premiums                          3,882,429     5,020,605
Due from Meridian Mutual Insurance Company           10,321,081     8,973,672
Other assets                                          7,132,513    11,679,744
  Total assets                                     $394,154,456  $397,797,701

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                $163,990,935  $161,309,239
Unearned premiums                                    84,192,825    84,065,751
Other post-retirement benefits                        1,447,673     1,417,814
Bank loan payable                                    11,750,000    11,875,000
Reinsurance payables                                  8,403,542     8,664,358
Other liabilities                                     4,750,776     8,291,558
  Total liabilities                                 274,535,751   275,623,720

Shareholders' equity:
Common shares, no par value, authorized
  20,000,000 shares; issued 6,805,955;
  outstanding 6,779,375                              44,077,846    44,077,846
Contributed capital                                  15,058,327    15,058,327
Unrealized appreciation of investment securities,
  net of deferred income tax                          4,818,856     7,141,846
Retained earnings                                    55,663,676    55,895,962
  Total shareholders' equity                        119,618,705   122,173,981
  Total liabilities and shareholders' equity       $394,154,456  $397,797,701


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          for the three months ended March 31, 1997 and 1996
                             (Unaudited)


                                                            March 31,
                                                       1997          1996

Premiums earned                                    $ 47,946,514  $ 37,146,443
Net investment income                                 3,924,236     3,726,205
Realized investment gains                               392,855       322,078
Other income                                            644,269       205,629
  Total revenues                                     52,907,874    41,400,355

Losses and loss adjustment expenses                  38,311,730    29,506,718
General operating expenses                            4,309,977     3,383,788
Amortization expenses                                10,336,825     8,040,886
Interest expense                                        184,278            --
  Total expenses                                     53,142,810    40,931,392

Income (loss) before income taxes                      (234,936)      468,963
Income taxes (benefit):
  Current                                              (384,000)      102,000
  Deferred                                             (161,000)     (228,000)
    Total income taxes (benefit)                       (545,000)     (126,000)

    Net income                                     $    310,064  $    594,963

    Weighted average shares outstanding               6,779,375     6,779,008

Per share results:
    Net income                                     $       0.05  $       0.09


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          for the three months ended March 31, 1997 and 1996
                             (Unaudited)




                                                      Unrealized
                                                     Appreciation
                              Common    Contributed (Depreciation)  Retained
                              Shares      Capital   of Investments  Earnings

Balance at January 1,
  1996                     $44,076,685  $15,058,327  $ 6,842,245  $52,265,410
Net income                          --           --           --      594,963
Unrealized depreciation
  of investment securities,
  net of deferred
  income taxes                      --           --   (1,396,098)          --
Dividends ($0.08 per
  share)                            --           --           --     (542,350)
Exercise of stock options
  for 4,042 common shares       23,241           --           --           --
Repurchase and retirement
  of 1,472 common shares       (22,080)          --           --           --
Balance at March 31,
  1996                     $44,077,846  $15,058,327  $ 5,446,147  $52,318,023


Balance at January 1,
  1997                     $44,077,846  $15,058,327  $ 7,141,846  $55,895,962
Net income                          --           --           --      310,064
Unrealized depreciation
  of investment securities,
  net of deferred
  income taxes                      --           --   (2,322,990)          --
Dividends ($0.08 per share)         --           --           --     (542,350)
Balance at March 31,
  1997                     $44,077,846  $15,058,327  $ 4,818,856  $55,663,676


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 1997 and 1996
                             (Unaudited)
                                                            March 31,
                                                       1997          1996
Cash flows from operating activities:
 Net income                                        $    310,064  $    594,963
 Reconciliation of net income to net cash provided
   by operating activities:
     Deferred policy acquisition costs, net            (623,066)        2,554
     Increase in unearned premiums                      127,074        74,194
     Increase in losses and loss adjustment expenses  2,681,696       754,651
     Decrease (increase) in amount due from Meridian
       Mutual Ins. Co.                               (1,347,409)    2,706,563
     Decrease in reinsurance receivables              3,540,829     1,355,053
     Decrease (increase) in other assets              5,959,232      (243,715)
     Increase in other post-employment benefits          29,859        29,859
     Increase (decrease) in reinsurance payables       (260,816)    1,268,399
     Decrease in accrued commissions and other
       expenses                                      (1,718,175)   (3,147,305)
     Decrease in other liabilities                   (1,822,608)     (527,736)
     Net realized investment gains                     (392,855)     (322,078)
     Other, net                                       1,023,729       229,085
 Net cash provided by operating activities            7,507,554     2,774,487

Cash flows from investing activities:
 Purchase of fixed maturities                       (28,157,345)   (9,988,112)
 Proceeds from sale of fixed maturities              14,172,497     5,411,118
 Proceeds from calls, prepayments and maturity of
   fixed maturities                                   6,286,472     6,095,577
 Purchase of equity securities                       (2,837,118)   (4,496,347)
 Proceeds from sale of equity securities              3,971,363     2,419,087
 Net decrease (increase) in short-term investments   (2,422,256)      382,754
 Decrease in other invested assets                        1,149        11,321
 Increase (decrease) in payable for securities          399,591    (1,440,143)
 Net cash used in investing activities               (8,585,647)   (1,604,745)

Cash flows from financing activities:
 Dividends paid                                        (542,350)     (474,376)
 Repayment of bank loan                                (125,000)           --
 Repurchase and retirement of common stock                   --       (22,080)
 Exercise of stock options                                   --        23,241
 Net cash used in financing activities                 (667,350)     (473,215)

Increase (decrease) in cash                          (1,745,443)      696,527
Cash at beginning of period                           3,128,154       935,098
Cash at end of period                              $  1,382,711  $  1,631,625


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1996. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.


   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Both Citizens Fund and ICO, along with their holding company, Citizens Security Group, Inc. ("CSGI"), were purchased by the Company on July 31, 1996 (see Note 3 below). Effective August 1, 1996, Meridian Security, Citizens Fund and ICO all participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Citizens Mutual Insurance Company, the former majority shareholder of CSGI, in which the underwriting income and expenses of each entity are shared. Beginning August 1, 1996, the participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

   2. Reinsurance
     For the three months ended March 31, 1997 and 1996, the effects of reinsurance on the Company's written and earned premiums are as follows:

                              March 31, 1997            March 31, 1996
                           Written       Earned      Written       Earned

        Direct           $52,279,235  $51,743,253  $38,344,632  $38,199,183
        Assumed              342,144      751,052    1,768,994    1,840,248
        Ceded             (3,409,615)  (4,547,791)  (2,979,026)  (2,892,988)
        Net              $49,211,764  $47,946,514  $37,134,600  $37,146,443

     Reinsurance recoveries recognized during the three month period ended March 31, 1997 and 1996 were approximately $1,315,000 and $96,000, respectively.

  3. Acquisition
     On July 31, 1996, the Company acquired Citizens Security Group Inc. and its property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for a cash purchase price of approximately $30,262,000, including capitalized acquisition costs. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets resulted in goodwill of approximately $15,140,000, which is being amortized over 25 years on the straight-line basis.

     The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations for the three months ended March 31, 1996 assume the acquisition and financing of the transaction had occurred at the beginning of the period presented:

                                            Three months ended
                                              March 31, 1996

         Premiums                             $  44,895,000
         Revenues                             $  49,653,000
         Net income                           $     614,000
         Net income per share                 $        0.09

     These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

  4. Earnings Per Share:
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires changes in the computation, presentation, and disclosure of earnings per share. This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all companies with complex capital structures, regardless of whether both computations are the same. SFAS No. 128 also replaces the presentation of primary earnings per share with a basic earnings per share computation and eliminates the modified treasury stock method and the three percent materiality provision as were required under the Accounting Principles Board Opinion No. 15. This Statement becomes effective for financial statements beginning with fiscal years after December 15, 1997 and does not allow for early adoption. Management has not yet determined the impact of this pronouncement, however, it is not expected to have a material effect on the Company's financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         Total assets of Meridian Insurance Group, Inc. at March 31, 1997 were $394.2 million, or 0.9 percent below the December 31, 1996 total of $397.8 million. Contributing to the asset decline was a reduction in the market value of the Company's fixed maturity investments. Net unrealized appreciation of fixed maturities declined approximately $3.2 million during the first quarter of 1997. Despite the reduction in the market value of fixed maturities, total cash and invested assets increased 1.4 percent to $288.8 million from $284.8 million at year-end 1996. Total liabilities at March 31, 1997 of $274.5 million were slightly lower in comparison to the $275.6 million reported at December 31, 1996. The first quarter payments of certain year-end liabilities such as contingent commissions and other accrued expenses resulted in the reduction. Partially offsetting the decline in total liabilities was an increase of 1.7 percent in loss and loss adjustment expense reserves. The high volume of claims associated with severe weather in the Company's operating territory near the end of the first quarter was the primary cause for the reserve increase.

         The Company's shareholders' equity at March 31, 1997 was $119.6 million, a 2.1 percent decrease from $122.2 million at year-end 1996. Net unrealized depreciation of approximately $2.3 million was the primary factor in the decline. Also contributing was the Company's quarterly dividend of $0.5 million, or $0.08 per share. As a result of the reduction in shareholders' equity, the Company's book value per share declined from $18.02 at December 31, 1996 to $17.64 at March 31, 1997.


         Results of Operations
         For the three months ended March 31, 1997, the Company recorded net income of approximately $0.3 million, or $0.05 per common share. This compares to 1996 first quarter net income of approximately $0.6 million, or $0.09 per share.
         As was the case in the prior year, the first quarter of 1997 was negatively affected by a large number of property damage claims associated with severe weather that occurred in the Company's operating territory. Weather-related catastrophe losses were estimated at $2.5 million in the 1997 first quarter, compared to approximately $2.2 million for the same 1996 period. In addition, similar amounts of weather-related non-catastophic claims added to the property damage losses incurred for the two periods. Total incurred losses and loss adjustment expenses for the first three months of 1997 were $38.3 million compared to $29.5 million for the same 1996 period. Most of this increase was attributed to the July 31, 1996 acquisition of Citizens Security Group. The loss and loss adjustment expense ratio for the 1997 first quarter was 79.9 percent compared to 79.4 percent for the corresponding period in 1996.

         The Company's total revenues for the 1997 first quarter were $52.9 million, an increase of 27.8 percent over the $41.4 million reported for the same 1996 period. The increase in revenues was attributed primarily to a 29.1 percent growth in premiums earned to $47.9 million from $37.1 million for the 1996 first quarter. Much of this increase resulted from the acquisition of Citizens Security Group, Inc. Net written premiums, exclusive of the acquisition, increased
         9.1 percent during the first quarter of 1997 when compared to the same 1996 period. All major lines of business contributed to the growth. Such premium growth was net of a decrease of approximately $1.0 million in assumed written premiums from the Company's involuntary participation in the National Workers' Compensation Pool ("NWCP"). This resulted primarily from reductions of the Company's participation in the assigned risk pools for the states of Kentucky and Tennessee. Net investment income for the three months ended March 31, 1997 reflected growth of 5.3 percent to $3.9 million from $3.7 million for the comparable 1996 period. A larger asset base resulting primarily from the Citizens Security Group acquisition was the principal contributor to the increased investment income. Through the first quarter of 1997, the Company realized gains on the disposition of investments of approximately $0.4 million versus $0.3 million for the first three months of 1996.

         The Company's total expenses, which includes general operating, amortization and interest expenses, for the 1997 three month period ended March 31 were $14.8 million, or
         29.8 percent higher than 1996's first quarter total of $11.4 million. This increase is due principally to the acquisition of Citizens Security Group. Relative to net written premiums, the Company's statutory underwriting expense ratio was flat at 31.0 percent for both the first quarters of 1997 and 1996.

         An income tax benefit of $0.5 million for the first quarter of 1997 resulted from the Company's pre-tax loss and the relative amount of tax-exempt investment income.



         MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES

  PART II.  OTHER INFORMATION


            Item 6.  a.  Exhibits.  See index to exhibits.

                     b. No reports on Form 10-K were filed during the period covered by this statement.



                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.

  DATE:   April 24, 1997           By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:   April 24, 1997           By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer



          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended March 31, 1997
                         Index to Exhibits



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

              (27)                    27.01 Financial Data Schedule