Form 10-Q
period 1997-06-30
MERIDIAN INSURANCE GROUP INC
filed 1997-08-08
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

                                  OR

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______________ to _______________.

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


                 6,624,875 Common Shares at June 30, 1997


The Index of Exhibits is located at page 14 in the sequential numbering system.
Total pages: 14

               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

         Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

                  These quarterly interim financial statements are unaudited.

               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  as of June 30, 1997 and December 31, 1996

                                                       June 30,   December 31,
                                                         1997         1996
                                                     (Unaudited)
                     ASSETS
Investments:
     Fixed maturities--available for sale, at market
        (cost $242,869,000 and $234,356,000)        $247,148,383  $238,343,040
     Equity securities, at market
        (cost $33,674,000 and $33,779,000)            45,028,777    40,629,633
     Short-term investments, at cost, which
        approximates market                            4,851,570     1,326,634
     Other invested assets                             1,526,586     1,390,176
        Total investments                            298,555,316   281,689,483
Cash                                                     874,555     3,128,154
Premiums receivable, net of allowance for bad debts    4,436,645     4,674,984
Accrued investment income                              3,233,320     3,241,125
Deferred policy acquisition costs                     18,065,793    16,690,275
Goodwill                                              16,483,799    16,848,829
Reinsurance receivables                               43,855,591    45,850,830
Prepaid reinsurance premiums                           4,016,668     5,020,605
Due from Meridian Mutual Insurance Company             9,777,732     8,973,672
Other assets                                           3,823,068    11,679,744
     Total assets                                   $403,122,487  $397,797,701

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                 $164,410,810  $161,309,239
Unearned premiums                                     86,913,708    84,065,751
Other post-retirement benefits                         1,473,236     1,417,814
Bank loan payable                                     11,625,000    11,875,000
Reinsurance payables                                   9,113,307     8,664,358
Other liabilities                                      5,473,872     8,291,558
     Total liabilities                               279,009,933   275,623,720

Shareholders' equity:
  Common shares, no par value, authorized 20,000,000
  shares; issued 6,805,955; outstanding 6,624,875 at
  June 30, 1997 and 6,779,375 at December 31, 1996    44,077,846    44,077,846
Treasury shares, at cost; 154,500 shares              (2,308,188)           --
Contributed capital                                   15,058,327    15,058,327
Unrealized appreciation of investment securities, net
  of deferred income tax                              10,349,038     7,141,846
Retained earnings                                     56,935,531    55,895,962
     Total shareholders' equity                      124,112,554   122,173,981
     Total liabilities and shareholders' equity     $403,122,487  $397,797,701


The accompanying notes are an integral part of the consolidated financial statements.

               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
          for the three and six months ended June 30, 1997 and 1996
                                 (Unaudited)


                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             1997         1996           1997          1996

Premiums earned           $48,693,566  $38,281,603  $ 96,640,080  $ 75,428,046
Net investment income       4,183,563    3,530,629     8,107,799     7,256,834
Realized investment gains   1,368,947    1,270,172     1,761,802     1,592,250
Other income                  280,820      179,157       925,089       384,786
     Total revenues        54,526,896   43,261,561   107,434,770    84,661,916

Losses and loss adjustment
   expenses                37,566,764   31,610,326    75,878,494    61,117,044
General operating expenses  4,390,759    2,979,835     8,700,736     6,363,623
Amortization expenses      10,660,429    8,285,625    20,997,254    16,326,511
Interest expense              169,100           --       353,378            --
     Total expenses        52,787,052   42,875,786   105,929,862    83,807,178

Income before income taxes  1,739,844      385,775     1,504,908       854,738
Income taxes (benefit):
   Current                    611,000      (10,000)      227,000        92,000
   Deferred                  (673,000)    (306,000)     (834,000)     (534,000)
     Total income taxes
       (benefit)              (62,000)    (316,000)     (607,000)     (442,000)

     Net income           $ 1,801,844  $   701,775  $  2,111,908  $  1,296,738

Weighted average shares
   outstanding              6,703,952    6,779,375     6,741,455     6,779,191

Per share results:
   Net income             $      0.27  $      0.10  $       0.31  $       0.19


The accompanying notes are an integral part of the consolidated financial statements.

               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               for the six months ended June 30, 1997 and 1996
                                 (Unaudited)


                                                         Unrealized
                                                        Appreciation
                                                       (Depreciation)
                      Common     Treasury  Contributed       of       Retained
                      Shares      Shares     Capital     Investments  Earnings

Balance at
  January 1,1996   $44,076,685 $         0 $15,058,327 $ 6,842,245  $52,265,410
Net income                  --          --          --          --    1,296,738
Unrealized deprec-
  iation of invest-
  ment securities,
  net of deferred
  income taxes              --          --          --  (2,340,163)          --
Dividends ($0.16
  per share)                --          --          --          --   (1,084,701)
Exercise of stock
  options for 4,042
  common shares         23,241          --          --          --           --
Repurchase and
  retirement of
  1,472 common
  shares               (22,080)         --          --          --           --
Balance at
  June 30, 1996    $44,077,846 $         0 $15,058,327 $ 4,502,082  $52,477,447


Balance at
  January 1, 1997  $44,077,846 $         0 $15,058,327 $ 7,141,846  $55,895,962
Net income                  --          --          --          --    2,111,908
Unrealized apprec-
  iation of invest-
  ment securities,
  net of deferred
  income taxes              --          --          --   3,207,192           --
Dividends ($0.16
  per share)                --          --          --          --   (1,072,339)
Repurchase 154,500
  common shares             --  (2,308,188)         --          --           --
Balance at June 30,
  1997             $44,077,846 $(2,308,188)$15,058,327 $10,349,038  $56,935,531


The accompanying notes are an integral part of the consolidated financial statements.

               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               for the six months ended June 30, 1997 and 1996
                                 (Unaudited)
                                                              June 30,
                                                         1997          1996
Cash flows from operating activities:
  Net income                                        $  2,111,908  $  1,296,738
  Reconciliation of net income to net cash provided
    by operating activities:
  Amortization                                        20,997,254    16,326,511
  Deferred policy acquisition costs                  (22,007,742)  (16,983,796)
  Increase in unearned premiums                        2,847,957     3,755,009
  Increase in losses and loss adjustment expenses      3,101,571     6,369,269
  Decrease (increase) in amount due from Meridian
    Mutual Ins. Co.                                     (804,060)       11,421
  Decrease (increase) in reinsurance receivables       1,995,239    (6,839,463)
  Decrease (increase) in other assets                  6,358,906    (1,042,387)
  Increase in other post-employment benefits              55,422        59,718
  Increase in reinsurance payables                       448,949     2,039,610
  Decrease in accrued commissions and other expenses  (1,202,510)   (2,631,571)
  Increase (decrease) in payable for federal income
    taxes                                                192,578    (1,002,352)
  Increase (decrease) in other liabilities            (1,669,181)      227,743
  Net realized investment gains                       (1,761,802)   (1,592,250)
  Other, net                                             616,439      (622,172)
  Net cash provided (used) by operating activities    11,280,928      (627,972)

Cash flows from investing activities:
  Purchase of fixed maturities                       (38,771,536)  (19,094,373)
  Proceeds from sale of fixed maturities              16,063,001    15,650,720
  Proceeds from calls, prepayments and maturity of
    fixed maturities                                  13,994,271     9,339,404
  Purchase of equity securities                       (8,250,865)   (8,332,404)
  Proceeds from sale of equity securities             10,257,279     7,958,388
  Net increase in short-term investments              (3,524,936)   (6,300,814)
  Increase in other invested assets                     (136,410)      (17,966)
  Increase in payable for securities                     477,557     1,957,950
  Net cash provided (used) in investing activities    (9,891,639)    1,160,905

Cash flows from financing activities:
  Dividends paid                                      (1,084,700)   (1,016,727)
  Repayment of bank loan                                (250,000)           --
  Repurchase of common shares                         (2,308,188)      (22,080)
  Exercise of stock options                                   --        23,241
  Net cash used in financing activities               (3,642,888)   (1,015,566)

Decrease in cash                                      (2,253,599)     (482,633)
Cash at beginning of period                            3,128,154       935,098
Cash at end of period                               $    874,555  $    452,465


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1996. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

  1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Citizens Fund and ICO were purchased by the Company on July 31, 1996 (see Note 3 below). Effective August 1, 1996, Meridian Security, Citizens Fund and ICO all participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Citizens Mutual Insurance Company, the former majority shareholder of Citizens Security Group, Inc., in which the underwriting income and expenses of each entity are shared. Beginning August 1, 1996, the participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

  2. Reinsurance
     For the three and six months ended June 30, 1997 and 1996, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses ("LAE") are as follows:

                           Three Months Ended            Six Months Ended
                                 June 30,                    June 30,
                           1997          1996           1997          1996
     Premiums written:
       Direct          $ 55,505,976  $ 44,207,136   $107,785,211  $ 82,551,768
       Assumed              396,742     1,054,333        738,886     2,823,327
       Ceded             (4,622,510)   (3,621,506)    (8,032,125)   (6,600,532)
       Net             $ 51,280,208  $ 41,639,963   $100,491,972  $ 78,774,563

     Premiums earned:
       Direct          $ 52,759,164  $ 39,437,623   $104,502,417  $ 77,636,806
       Assumed              422,673     2,143,030      1,173,725     3,983,278
       Ceded             (4,488,271)   (3,299,050)    (9,036,062)   (6,192,038)
       Net             $ 48,693,566  $ 38,281,603   $ 96,640,080  $ 75,428,046

     Losses and LAE:
       Direct          $ 41,621,253  $ 42,247,983   $ 81,247,895  $ 71,850,549
       Assumed              323,450       958,639        788,645     1,929,819
       Ceded             (4,377,939)  (11,596,296)    (6,158,046)  (12,663,324)
       Net             $ 37,566,764  $ 31,610,326   $ 75,878,494  $ 61,117,044

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

     The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations for the three and six months ended June 30, 1996 assume the acquisition and financing of the transaction had occurred at January 1, 1996:

                                     Three months ended  Six months ended
                                        June 30, 1996      June 30, 1996

         Premiums                       $ 46,430,000       $ 91,325,000
         Revenues                       $ 51,932,000       $101,585,000
         Net income (loss)              $   (416,000)      $    198,000
         Net income (loss) per share    $      (0.06)      $       0.03

     These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

  4. Earnings Per Share:
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires changes in the computation, presentation, and disclosure of earnings per share. This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all companies with complex capital structures, regardless of whether both computations are the same. SFAS No. 128 also replaces the presentation of primary earnings per share with a basic earnings per share computation and eliminates the modified treasury stock method and the three percent materiality provision as was required under the Accounting Principles Board Opinion No. 15. This Statement becomes effective for financial statements with fiscal years ending after December 15, 1997 and does not allow for early adoption. Management has not yet determined the impact of this pronouncement, however, it is not expected to have a material effect on the Company's financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at June 30, 1997 were $403.1 million, an increase of 1.3 percent over December 31, 1996's $397.8 million. This growth was primarily attributed to growth in invested assets, including unrealized appreciation in the fixed maturity and equity security investments. At June 30, 1997, the Company recorded net unrealized appreciation before deferred income taxes of approximately $15.6 million compared to $10.8 million at year-end 1996. Partially offsetting the growth in invested assets was a decrease in other assets resulting from the receipt of certain year-end receivables and a reduction in the Company's deferred federal income tax asset due to the increase in the unrealized appreciation of the investment portfolio.

         Total liabilities at June 30, 1997 of $279.0 million increased 1.2 percent from $275.6 million at December 31, 1996. The primary causes of the liability growth were increased reserves for losses and loss adjustment expenses and unearned premiums. The higher reserves were reflective of the Company's increased premium volume.

         Shareholders' equity at June 30, 1997 totaled $124.1 million, a 1.6 percent increase from $122.2 million at December 31, 1996. Net unrealized appreciation of investment securities and net income were the factors leading to the increase. On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 shares, or approximately five percent of the Company's outstanding common stock. As of June 30, 1997, the Company had repurchased 154,500 shares, or approximately 44 percent of the authorized total at a cost of $2.3 million. The Company's book value per share at June 30, 1997 totaled $18.73, an increase of $0.71 over the $18.02 reported at December 31, 1996.

         Results of Operations

         Quarter
         For the three months ended June 30, 1997, the Company recorded net income of approximately $1.8 million, or $0.27 per share. This compares to 1996 second quarter net income of approximately $0.7 million, or $0.10 per share. A reduction in the loss ratio from the 1996 second quarter was the major contributor to the Company's increased earnings for 1997. The Company's statutory combined ratio for the 1997 second quarter was 107.4 percent compared to 110.4 percent for the same 1996 period.

         The Company's total revenues of $54.5 million for the 1997 second quarter increased 26.0 percent over the $43.3 million reported for the same 1996 period. The increased revenues were attributed primarily to growth of $10.4 million, or
         27.2 percent, in premiums earned to $48.7 million from $38.3 million for the 1996 second quarter. Approximately $9.7 million of this increase resulted from the July 1996 acquisition of Citizens Security Group, Inc. Exclusive of the acquisition, net premiums earned for the Meridian book of business for the three-months ended June 30, 1997 increased 1.8 percent when compared to the corresponding
         1996 period. This growth was attributed to a 6.1 percent increase in Meridian's personal and farm lines of business being partially offset by a 5.3 percent reduction in commercial lines volume. Commercial lines premiums were affected by an extremely competitive environment in the Midwest and a reduction of approximately $0.9 million in assumed premiums from the Company's involuntary participation in the National Workers' Compensation Pool ("NWCP").

         Net investment income of $4.2 million for the 1997 second quarter increased 18.5 percent in comparison to $3.5 million for the same 1996 period primarily because of a larger invested asset base resulting from the acquisition of Citizens Security Group. The Company's net realized investment gains for the second quarter of 1997 were $1.4 million, or $0.13 per share, compared to $1.3 million, or $0.12 per share, for the same 1996 period. These gains were taken primarily on the equity security portfolio.

         The Company's total incurred losses and loss adjustment expenses for the three months ended June 30, 1997 were $37.6 million compared to $31.6 million for the same 1996 period. The increase was attributed primarily to the acquisition of Citizens Security Group, which had a high loss and loss adjustment expense ratio of 90.6 percent during the second quarter, compared to 73.8 percent for the Meridian book of business. The consolidated loss and loss adjustment expense ratio for the 1997 second quarter improved 5.4 percentage points to 77.2 percent in comparison to 82.6 percent for the corresponding three-month period in 1996. The results for both periods were affected by severe wind and hail storms, and the current year second quarter also included claims related to flooding in the Ohio Valley, Northern Minnesota and North Dakota. Weather-related catastrophe losses for the 1997 second quarter were estimated at $3.7 million, compared to approximately $6.3 million for the same 1996 period.

         The Company's general operating and amortization expenses for the 1997 second quarter were $15.1 million, or 33.6 percent higher than 1996's three month total of $11.3 million. This increase was due principally to the acquisition of Citizens Security Group. Relative to net premiums written, the Company's statutory expense ratio was approximately 30.3 percent for the second quarter of 1997. Interest expense of $0.2 million in the 1997 second quarter was recorded on the debt incurred in connection with the acquisition of Citizens Security Group.

         During the three-month period that ended June 30, 1997, the Company recorded an income tax benefit of $62,000. This benefit resulted primarily from the amount of tax-exempt investment income in proportion to the Company's pre-tax income.

         Six Months
         For the six months ended June 30, 1997, Meridian Insurance Group, Inc. recorded net income of $2.1 million, or $0.31 per common share. This compares to net income of $1.3 million, or $0.19 per share, for the corresponding 1996 period. The results for both periods were negatively impacted by the large volume of property damage claims associated with severe storms that occurred throughout the Company's operating territory. The after-tax impact of weather-related catastrophe claims was estimated to be approximately $0.60 per share for the first six months of 1997 and $0.81 per share for the same 1996 period.

         The Company's total revenues for the six months ended June
         30, 1997 were $107.4 million, an increase of 26.9 percent when compared to same 1996 period's $84.7 million. Premiums earned, the Company's largest component of revenues, increased $21.2 million, or 28.1 percent, to $96.6 million for the first six months of 1997 in comparison with 1996's
         $75.4 million. The acquisition of Citizens Security Group accounted for approximately $19.1 million of the increase.
         The remainder was primarily attributed to earned premium growth in Meridian's major lines of business with the exception of the workers' compensation line. A decrease in workers' compensation premium volume resulted from a $1.5 million reduction in assumed premiums earned from the Company's involvement in the NWCP. This was principally due to reduced participation in the assigned risk pools for the states of Kentucky and Tennessee. For the first half of 1997, direct written premiums for the Meridian and Citizens Security insurance companies increased 3.8 percent and 12.7 percent, respectively.

         Total net investment income of $8.1 million for the first six months of 1997 increased 11.7 percent over the prior year total of $7.3 million for the same period. Investment income growth was primarily attributed to a larger invested asset base resulting from the acquisition of Citizens Security Group. As of June 30, 1997, the Company had realized net gains on investments totaling $1.8 million, or $0.17 per share, versus $1.6 million, or $0.15 per share, for the same 1996 period.

         Total incurred losses and loss adjustment expenses of $75.9 million for the first six months of 1997 were 24.2 percent higher than the $61.1 million reported for the same 1996 period. Approximately $16.2 million of the current period total resulted from the acquisition of Citizens Security Group, which had a loss and loss adjustment expense ratio of
         85.1 percent, compared to 76.9 percent for the Meridian book of business. The Company's consolidated loss and loss adjustment expense ratio for the 1997 six-month period reflected a 2.5 percentage point improvement to 78.5 percent from 81.0 percent for the same period from one year ago.
         The reduction in the loss and loss adjustment expense ratio resulted from better property coverage experience in the Company's homeowners, farmowners and commercial multiple-peril lines of business. Partially offsetting these favorable trends were deteriorations in the personal and commercial automobile lines of business, resulting from an increase in claim severity.

         The Company's general operating and amortization expenses of $29.7 million for the six months ended June 30, 1997 resulted in an increase of 30.8 percent over 1996's six-month total of $22.7 million. This increase resulted primarily from the acquisition of Citizens Security Group. Relative to net written premiums, the statutory expense ratio for the 1997 six-month period was 30.6 percent. Interest expense of $0.4 million was recorded in 1997 on the debt incurred in connection with the acquisition of Citizens Security Group.

         For the six months ended June 30, 1997, the Company recorded an income tax benefit of $607,000 resulting primarily from the amount of tax-exempt investment income relative to pre-tax income.

         MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  PART II.  OTHER INFORMATION


           Item 6.  a.  Exhibits.  See index to exhibits.

                    b. No reports on Form 8-K were filed during the period covered by this statement.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   July 24, 1997            By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:   July 24, 1997            By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended June 30, 1997
                         Index to Exhibits



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