Form 10-Q
period 1997-09-30
MERIDIAN INSURANCE GROUP INC
filed 1997-11-10
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended  September 30, 1997.

                                  OR

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________ to _______.

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


               6,626,864 Common Shares at September 30, 1997


The Index of Exhibits is located at page 15 in the sequential numbering system.
Total pages: 15

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

  Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
               as of September 30, 1997 and December 31, 1996

                                                    September 30, December 31,
                                                        1997          1996
                                                     (Unaudited)
                     ASSETS
Investments:
     Fixed maturities--available for sale, at market
        (cost $240,342,000 and $234,356,000)        $247,723,113  $238,343,040
     Equity securities, at market
          (cost $40,123,000 and $33,779,000)          54,986,038    40,629,633
     Short-term investments, at cost, which
     approximates market                               3,295,869     1,326,634
     Other invested assets                             1,661,473     1,390,176
         Total investments                           307,666,493   281,689,483
Cash                                                      60,675     3,128,154
Premiums receivable, net of allowance for bad debts    4,616,979     4,674,984
Accrued investment income                              2,985,432     3,241,125
Deferred policy acquisition costs                     18,337,698    16,690,275
Goodwill                                              15,661,971    16,848,829
Reinsurance receivables                               44,477,347    45,850,830
Prepaid reinsurance premiums                           4,107,486     5,020,605
Due from Meridian Mutual Insurance Company            10,168,192     8,973,672
Other assets                                           1,591,912    11,679,744
     Total assets                                   $409,674,185  $397,797,701

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                 $162,439,239  $161,309,239
Unearned premiums                                     87,836,305    84,065,751
Other post-retirement benefits                         1,498,799     1,417,814
Bank loan payable                                     11,500,000    11,875,000
Reinsurance payables                                   9,098,526     8,664,358
Other liabilities                                      6,297,337     8,291,558
     Total liabilities                               278,670,206   275,623,720

Shareholders' equity:
Common shares, no par value, authorized 20,000,000
  shares; issued 6,807,944 and 6,805,955, outstanding
  6,626,864 and 6,779,375 at September 30, 1997 and
  December 31, 1996, respectively                     44,110,416    44,077,846
Treasury shares, at cost; 154,500 shares              (2,308,188)           --
Contributed capital                                   15,058,327    15,058,327
Unrealized appreciation of investment securities,
  net of deferred income tax                          14,718,732     7,141,846
Retained earnings                                     59,424,692    55,895,962
     Total shareholders' equity                      131,003,979   122,173,981
     Total liabilities and shareholders' equity     $409,674,185  $397,797,701


The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
      for the three and nine months ended September 30, 1997 and 1996
                                (Unaudited)


                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                               1997         1996         1997         1996

Premiums earned            $49,489,744  $44,165,128  $146,129,824 $119,593,174
Net investment income        4,062,313    3,795,862    12,170,112   11,052,696
Realized investment gains      998,272      890,618     2,760,074    2,482,868
Other income                    41,943      138,359       967,032      523,145
  Total revenues            54,592,272   48,989,967   162,027,042  133,651,883

Losses and loss adjustment
  expenses                  35,643,183   33,650,503   111,521,677   94,767,547
General operating expenses   4,030,990    3,794,045    12,731,726   10,157,668
Amortization expenses       10,831,023    9,735,046    31,828,277   26,061,557
Interest expense               195,648      120,000       549,026      120,000
  Total expenses            50,700,844   47,299,594   156,630,706  131,106,772

Income before income taxes   3,891,428    1,690,373     5,396,336    2,545,111
Income taxes (benefit):
  Current                      558,117      468,141       785,117      560,141
  Deferred                     314,000     (584,000)     (520,000)  (1,118,000)
  Total income taxes (benefit) 872,117     (115,859)      265,117     (557,859)

  Net income               $ 3,019,311  $ 1,806,232  $  5,131,219  $ 3,102,970

Weighted average shares
  outstanding                6,626,259    6,779,375     6,702,634    6,779,253

Per share results:
  Net income               $      0.46  $      0.27  $       0.77  $      0.46


The accompanying notes are an integral part of the consolidated financial statements.


                     MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1997 and 1996
                                       (Unaudited)

                                                                    Unrealized
                                                                   Appreciation
                                                                  (Depreciation)
                               Common      Treasury   Contributed       of        Retained
                               Shares       Shares      Capital    Investments    Earnings
Balance at January 1,
  1996                      $44,076,685  $         0  $15,058,327  $ 6,842,245  $52,265,410
Net income                           --           --           --           --    3,102,970
Unrealized depreciation of
  investment securities,
  net of deferred income
  taxes                              --           --           --   (1,600,880)          --
Dividends ($0.24 per share)          --           --           --           --   (1,627,051)
Exercise of stock options
  for 4,042 common shares        23,241           --           --           --           --
Repurchase and retirement
  of 1,472 common shares        (22,080)          --           --           --           --
Balance at September 30,
  1996                      $44,077,846  $         0  $15,058,327  $ 5,241,365  $53,741,329


Balance at January 1,
  1997                      $44,077,846  $         0  $15,058,327  $ 7,141,846  $55,895,962
Net income                           --           --           --           --    5,131,219
Unrealized appreciation of
  investment securities,
  net of deferred income
  taxes                              --           --           --    7,576,886           --
Dividends ($0.24 per share)          --           --           --           --   (1,602,489)
Issuance of 1,989 common
  shares                         32,570           --           --           --           --
Repurchase 154,500 common
  shares                             --   (2,308,188)          --           --           --
Balance at September 30,
  1997                      $44,110,416  $(2,308,188) $15,058,327  $14,718,732  $59,424,692

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
          for the nine months ended September 30, 1997 and 1996
                               (Unaudited)
                                                           September 30,
                                                        1997          1996
Cash flows from operating activities:
 Net income                                         $  5,131,219  $  3,102,970
 Reconciliation of net income to net cash provided
   by operating activities:
   Amortization                                       31,828,277    26,061,557
   Deferred policy acquisition costs                 (33,028,158)  (26,746,748)
   Increase in unearned premiums                       3,770,554     5,146,765
   Increase in losses and loss adjustment expenses     1,130,000     8,635,429
   Increase in amount due from Meridian Mutual
     Insurance Company                                (1,194,520)  (15,747,994)
   Decrease (increase) in reinsurance receivables      1,373,483   (18,372,200)
   Decrease in other assets                            6,738,257     7,117,380
   Increase in other post-employment benefits             80,985        89,577
   Increase in reinsurance payables                      434,168    21,190,936
   Decrease in accrued commissions and other expenses (1,180,325)   (2,554,513)
   Increase (decrease) in payable for federal income
     taxes                                               111,382      (115,220)
   Decrease in other liabilities                      (1,959,591)     (755,054)
   Net realized investment gains                      (2,760,074)   (2,482,868)
   Other, net                                          1,828,680    (1,626,941)
 Net cash provided by operating activities            12,304,337     2,943,076

Cash flows from investing activities:
 Purchase of fixed maturities                        (50,774,254)  (26,133,061)
 Proceeds from sale of fixed maturities               26,135,592    27,111,009
 Proceeds from calls, prepayments and maturity of
   fixed maturities                                   18,430,466    16,477,483
 Purchase of equity securities                       (17,970,146)  (13,468,404)
 Proceeds from sale of equity securities              14,538,847    13,354,120
 Net decrease (increase) in short-term investments    (1,969,235)    1,117,429
 Increase in other invested assets                      (271,297)      (95,019)
 Acquisition of subsidiary                                    --   (30,209,343)
 Increase (decrease) in payable for securities           806,089    (1,258,578)
 Net cash used in investing activities               (11,073,938)  (13,104,364)

Cash flows from financing activities:
 Dividends paid                                       (1,614,690)   (1,559,077)
 Proceeds from bank loan                                      --    12,000,000
 Repayment of bank loan                                 (375,000)           --
 Repurchase of common shares                          (2,308,188)      (22,080)
 Exercise of stock options                                    --        23,241
 Net cash provided by (used) in financing activities  (4,297,878)   10,442,084

Increase (decrease) in cash                           (3,067,479)      280,796
Cash at beginning of period                            3,128,154       935,098
Cash at end of period                               $     60,675  $  1,215,894

The accompanying notes are an integral part of the consolidated financial statements.

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1996. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Citizens Fund and ICO were purchased by the Company on July 31, 1996 (see Note 3 below). Effective August 1, 1996, Meridian Security, Citizens Fund and ICO all participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Citizens Mutual Insurance Company, the former majority shareholder of Citizens Security Group, Inc., in which the underwriting income and expenses of each entity are shared. Beginning August 1, 1996, the participation percentages of the Company's insurance subsidiaries totaled 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

   2. Reinsurance
     For the three and nine months ended September 30, 1997 and 1996, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                             1997         1996          1997          1996
     Premiums written:
       Direct            $54,540,746  $50,034,447   $162,325,957  $132,586,215
       Assumed              (176,124)     480,095        562,762     3,303,422
       Ceded              (4,043,100)  (4,911,833)   (12,075,225)  (11,512,365)
       Net               $50,321,522  $45,602,709   $150,813,494  $124,377,272
     Premiums earned:
       Direct            $53,545,307  $47,544,817   $158,047,724  $125,181,623
       Assumed              (103,281)   1,344,998      1,070,444     5,382,276
       Ceded              (3,952,282)  (4,724,687)   (12,988,344)  (10,916,725)
       Net               $49,489,744  $44,165,128   $146,129,824  $119,593,174
     Losses and loss adjustment expenses:
       Direct            $39,658,435  $40,982,719   $120,906,330  $112,833,268
       Assumed                81,468      457,933        870,113     2,387,752
       Ceded              (4,096,720)  (7,790,149)   (10,254,766)  (20,453,473)
       Net               $35,643,183  $33,650,503   $111,521,677  $ 94,767,547

     For the three and nine month periods ended September 30, 1997, net premiums written and earned were increased by approximately $863,000 resulting from a refund of premiums previously ceded to the Minnesota Workers' Compensation Reinsurance Association.

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

     The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. The following unaudited pro-forma condensed consolidated results of operations for the three and nine months ended September 30, 1996 assume the acquisition and financing of the transaction had occurred at January 1, 1996:

                                Three months ended    Nine months ended
                                September 30, 1996    September 30, 1996

         Premiums                  $47,022,000           $138,347,000
         Revenues                  $51,998,000           $153,583,000
         Net income                $   911,000           $  1,109,000
         Net income per share      $      0.13           $       0.16

     These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

  4. Earnings Per Share
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.
     128, "Earnings Per Share", which requires changes in the computation, presentation, and disclosure of earnings per share.
     This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all companies with complex capital structures, regardless of whether both computations are the same. SFAS No. 128 also replaces the presentation of primary earnings per share with a basic earnings per share computation and eliminates the modified treasury stock method and the three percent materiality provision as was required under the Accounting Principles Board Opinion No. 15.
     This Statement becomes effective for financial statements with fiscal years ending after December 15, 1997 and does not allow for early adoption. The impact of this pronouncement is not expected to have a material effect on the Company's financial statements.

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         At September 30, 1997, Meridian Insurance Group, Inc. recorded total assets of $409.7 million, a 3.0 percent increase from the December 31, 1996 total of $397.8 million. This increase was attributed to 8.0 percent growth in cash and invested assets, including unrealized appreciation of fixed maturity and equity security investments. The Company recorded approximately $22.2 million of net unrealized appreciation before deferred income taxes at September 30, 1997 compared to $10.8 million at year-end 1996. Partially offsetting the invested asset growth was a decrease in other assets resulting from the receipt of certain year-end receivables and a reduction of the Company's deferred federal income tax asset, which occurred as a result of the increase in unrealized appreciation of the investment portfolio.

         The Company's total liabilities of $278.7 million at September 30, 1997 reflected an increase of 1.1 percent over the year-end 1996 total of $275.6 million. The liability growth was attributed primarily to an increase in the reserve for unearned premiums, which was reflective of the Company's increased premium volume. The reserves for losses and loss adjustment expenses, which is the Company's largest component of total liabilities, reflected a slight increase to $162.4 million in comparison to December 31, 1996's $161.3 million. Reserves associated with the increased volume of business were nearly offset by favorable development of prior accident year losses, primarily in the Company's commercial multiple peril and homeowners lines of business.

         Shareholders' equity at September 30, 1997 was $131.0 million, a growth of 7.2 percent over the December 31, 1996 total of $122.2 million. Unrealized appreciation of investment securities, net of deferred income taxes, of approximately $7.6 million and net income of $5.1 million were the major contributors to the increase. On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 shares, or approximately five percent of the Company's outstanding common stock. As of September 30, 1997, the Company had repurchased 154,500 shares, or approximately 44 percent of the authorized total, at a cost of $2.3 million. The Company's book value per share of $19.77 at September 30, 1997 increased $1.75, or 9.7 percent, over the December 31, 1996 total of $18.02.

         Results of Operations

         Quarter
         For the three-month period ended September 30, 1997, the Company recorded net income of $3.0 million, or $0.46 per common share. This compares to net income of $1.8 million, or $0.27 per share for the corresponding 1996 period. A reduction in the Company's loss and loss adjustment expense ratio of approximately 4.2 percentage points was the primary factor leading to the improved earnings. The Company's combined ratio for the 1997 third quarter was 102.4 percent compared to 107.1 percent for the same 1996 period. The results of operations for the prior year third quarter included just two months of operations from the Citizens Security companies following the July 31, 1996 acquisition of Citizens Security Group, Inc.


         The Company's total revenues of $54.6 million for the three months ended September 30, 1997 increased 11.4 percent over the $49.0 million reported for the comparable 1996 period. The increased revenues were attributed primarily to the Company's earned premium growth of $5.3 million, or 12.1 percent, from $44.2 million in the 1996 third quarter to $49.5 million for the most recent quarter. Approximately
         $4.5 million of the earned premium growth resulted from the July 31, 1996 Citizens Security Group acquisition. Aside from the acquisition, premiums earned for the Meridian book of business increased approximately 2.0 percent, excluding its involuntary participation in the National Workers'
         Compensation Pool ("NWCP"), for the 1997 third quarter when compared to the same 1996 period. This resulted from a 6.4 percent growth in Meridian's personal and farm lines of business, partially offset by a 5.5 percent reduction in its commercial volume. Premium volume associated with commercial lines of business continues to be hampered by the highly competitive market conditions in the Company's operating territories. The Company's assumed earned premium volume from its participation in the NWCP declined by approximately $877,000 for the three months ended September
         30, 1997 in comparison with the corresponding 1996 period.
         This was offset by a $863,000 refund of premiums previously ceded to the Minnesota Workers' Compensation Reinsurance
         Association.

         Net investment income of approximately $4.1 million for the 1997 three month period reflected an increase of 7.0 percent when compared to $3.8 million for the same 1996 quarter.
         The net investment income growth resulted primarily from an increase in the Company's invested asset base. During the three-month period ended September 30, 1997, the Company realized net investment gains of $1.0 million, or approximately $0.10 per share, compared to $0.9 million, or approximately $0.09 per share, for the same 1996 period.

         The Company's incurred losses and loss adjustment expenses of $35.6 million for the quarter ended September 30, 1997 were 5.9 percent higher than the $33.6 million reported for the 1996 third quarter. This increase was attributed to the July 1996 acquisition of Citizens Security Group. Exclusive of the acquisition, net incurred losses and loss adjustment expenses for the Meridian book of business declined approximately $2.6 million. Improved experience primarily resulted from property coverages in Meridian's homeowners, farmowners, and commercial multiple peril lines of business due to a reduction in third quarter weather-related catastrophe losses. The consolidated loss and loss adjustment expense ratio of 72.0 percent for the three months ended September 30, 1997 improved 4.2 percentage points from the 1996 third quarter ratio of 76.2 percent.

         Total expenses, which includes general operating, amortization, and interest expenses, of $15.1 million for the 1997 three-month period increased 10.3 percent over the comparable 1996 total of $13.6 million. Contributing to the increase was the one additional month of expenses in 1997 related to the acquisition of Citizens Security Group. Relative to net premiums earned, the Company's expense ratio improved to 30.4 percent for the 1997 third quarter from
         30.9 percent for the 1996 three-month period.

         For the quarter ended September 30, 1997, the Company recorded income tax expense of approximately $0.9 million which corresponds to an effective tax rate of 22.4 percent. This compares to an income tax benefit of $0.1 million being recorded for the corresponding 1996 period. This resulted from a larger pre-tax operating income amount for the current three-month period in which the Company's non-taxable interest income and dividends received deductions had less relative impact in proportion to the 1996 third quarter pre-tax income.


         Nine Months
         For the nine months ended September 30, 1997, Meridian Insurance Group, Inc. recorded net income of $5.4 million, or $0.77 per common share. This compares to net income of $3.1 million, or $0.46 per share, for the corresponding 1996 period. Included in the 1997 results were nine months of operations from the Citizens Security companies, which were acquired by the Company on July 31, 1996, compared to two months of operations for the same 1996 period. The Company's results for both periods were negatively impacted by the large volume of property damage claims associated with severe storms that occurred throughout the Company's operating territory. Weather-related catastrophe losses were estimated to be approximately $6.4 million in the 1997 period and $9.6 million for the previous nine-month period. The after-tax impact of these claims was approximately $0.63 per share and $0.93 per share for the first nine months of 1997 and 1996, respectively.

         The Company's total revenues of $162.0 million for the nine months ended September 30, 1997 increased 21.2 percent over the $133.7 million reported for the same 1996 period. Premiums earned, the Company's largest component of revenues, increased $26.5 million, or 22.2 percent, to $146.1 million for the first nine months of 1997 in comparison with $119.6 million in 1996. The acquisition of Citizens Security Group accounted for approximately $24.5 million of the increase. The remainder of the increase was attributed to Meridian's major lines of business, with the exception of workers' compensation. The earned premium volume in the workers' compensation line was reduced by a $2.1 million decrease in assumed reinsurance from the Company's involuntary participation in the NWCP. This was principally due to reduced participation in the assigned risk pools for the states of Kentucky and Tennessee. Partially offsetting the NWCP reduction was a refund of premiums previously ceded to the Minnesota Workers' Compensation Reinsurance Association of approximately $863,000. Direct written premiums for the Meridian and Citizens Security insurance companies have experienced growth of approximately 3.7 percent and 6.9 percent, respectively, over the first nine months of 1997.

         Year-to-date net investment income at September 30, 1997 was $12.2 million, or 10.1 percent more than last year's total of $11.1 million. This growth was primarily attributed to a larger invested asset base resulting primarily from the acquisition of Citizens Security Group. The Company's pre-tax net investment yield of approximately 5.9 percent remained similar for the two periods. Over the first three quarters of 1997, the Company realized net gains on the sale of investments of $2.8 million, or approximately $0.26 per share, versus $2.5 million, or $0.24 per share, for the comparable period one year ago.

         The Company's total incurred losses and loss adjustment expenses of $111.5 million for the nine months ended September 30, 1997 were 17.7 percent higher than 1996's total of $94.8 million. Approximately $24.4 million of the 1997 losses relate to the operations of Citizens Security versus approximately $3.6 million for the two months of operations included in the 1996 total. Exclusive of Citizens' operations, incurred losses and loss adjustment expenses for the Meridian book of business reflected a 4.5 percent reduction from approximately $91.2 million for the 1996 period to $87.1 million for the nine months of 1997. The Meridian lines of business produced a statutory loss and loss adjustment expense ratio of 74.8 percent for the 1997 period compared to 80.0 percent for the same 1996 period. The primary lines of business contributing to this improvement were farmowners, homeowners, and commercial multiple-peril. Partially offsetting these favorable trends were deteriorations in Meridian's personal and commercial automobile lines of business, which resulted from an increase in claim severity. The Company's consolidated statutory loss and loss adjustment expense ratio declined
         3.6 percentage points to 76.0 percent for the 1997 nine-month period versus 79.6 percent ratio for the comparable 1996 period.

         The Company's general operating and amortization expenses of $44.6 million for the nine months ended September 30, 1997 resulted in an increase of 23.0 percent over 1996's nine-month total of $36.2 million. This increase resulted primarily from the acquisition of Citizens Security Group which includes nine months of operations in 1997 versus two months for the previous year. Also contributing to the increased expenses were higher costs relating to the Company's employee medical plan and programming and other systems costs associated with Year 2000 compliance.
         Relative to net earned premiums, the Company's expense ratio for the 1997 nine-month period was 30.9 percent compared to
         30.4 percent for the comparable 1996 period. Interest expense of $0.5 million was recorded in 1997 on the debt incurred in connection with the acquisition of Citizens Security Group compared to $0.1 million for the same 1996 period.

         For the nine months ended September 30, 1997, the Company recorded income tax expense of $265,000 resulting primarily from the amount of tax-exempt investment income relative to pre-tax income.

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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   October 24, 1997         By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:   October 24, 1997         By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                FORM 10-Q
                 For the quarter ended September 30, 1997
                            Index to Exhibits



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