Form 10-K
period 1997-12-31
MERIDIAN INSURANCE GROUP INC
filed 1998-03-26
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

(Mark one)
( X )Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended December 31, 1997.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 13, 1998, based on the closing sales price, was $62,563,363.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,637,853 Common Shares at March 13, 1998.

The Index of Exhibits is located at page 48 in the sequential numbering system. Total number of pages, including cover page: 380.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                           Parts of Form 10-K into Which
        Identity of Document                 Document is Incorporated

        Definitive Proxy Statement                  Part III
        with respect to the 1998
        Annual Meeting of Shareholders
        of Registrant

                       MERIDIAN INSURANCE GROUP, INC.
                         ANNUAL REPORT ON FORM 10-K
                             DECEMBER 31, 1997


         PART I                                                       PAGE

ITEM 1.  BUSINESS                                                       4

ITEM 2.  PROPERTIES                                                    16

ITEM 3.  LEGAL PROCEEDINGS                                             16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16


         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS                                           17

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                          18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                           44


         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            45

ITEM 11. EXECUTIVE COMPENSATION                                        45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                45


         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                           46

                                PART I


ITEM 1:  BUSINESS

General:
Meridian Insurance Group, Inc. ("the Company"), is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Citizens Fund and ICO, along with their holding company, Citizens Security Group, Inc. ("CSGI"), were purchased by Meridian Security on July 31, 1996. During the first quarter of 1997, the Company dissolved CSGI. The assets and liabilities of CSGI were merged into Meridian Security. The Company also owns a small service support company, Meridian Service Corporation, whose results of operations are insignificant to the total operations of the Company.

Approximately 47.5 percent of the Company's outstanding common shares are owned by Meridian Mutual Insurance Company ("Meridian Mutual"), a mutual property and casualty insurance company headquartered in Indianapolis, Indiana. Since August 1, 1996, Meridian Security, Citizens Fund, ICO, Meridian Mutual and Citizens Security Mutual Insurance Company ("Citizens Security Mutual"), the former majority shareholder of CSGI, have been parties to a reinsurance pooling agreement ("pooling agreement") under which all business written, except those Meridian Mutual policies that are solicited through direct response marketing, is shared by the companies on the basis of their percentage participation defined in the pooling agreement. Prior to August 1, 1996, Meridian Security and Meridian Mutual were the only participants in this pooling arrangement.

Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,075 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee, and Wisconsin. During the fourth quarter of 1997, Meridian Mutual began offering business through direct response marketing in the state of Washington. Meridian Security writes personal, farm and workers' compensation lines through approximately 625 independent insurance agencies, many of which are cross-licensed with Meridian Mutual. Meridian Security writes business primarily in rural areas of the states in which Meridian Mutual is licensed. Citizens Security Mutual offers a variety of personal and commercial insurance products in the states of Iowa, Minnesota, Missouri, North Dakota, Ohio, South Dakota, Tennessee, and Wisconsin through a network of approximately 400 independent insurance agencies. Citizens Security Mutual has also been recently granted licenses to write business in the states of Illinois and Indiana, however, no direct premiums were written in 1997. Citizens Fund writes pimarily personal lines through approximately 80 independent agencies in the states of Iowa, Minnesota, North Dakota, Ohio, South Dakota, and Wisconsin. ICO formerly offered personal and commercial products in the state of Ohio, but discontinued directly writing business during 1997. The in-force business previously written by ICO is currently being renewed through Meridian Security.

Relationships with Meridian Mutual and Citizens Security Mutual:
All of the Company's corporate officers are officers of Meridian
Mutual and six of the ten members that constitute the Company's Board of Directors are also directors of Meridian Mutual. Of the directors and officers of Citizens Security Mutual, five of the six individuals are corporate officers of the Company. Effective January 1, 1997, the Company became the employer for all of the employees of Meridian
Mutual and Citizens Security Mutual and the related employee benefit plans were merged into the Company's plans. Prior to January 1, the Company had no employees and was dependent upon Meridian Mutual and Citizens Security Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Underwriting expenses are shared under the pooling agreement between each entity in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual, Citizens Security Mutual or the

Company are paid by the company to which the expense is attributable. All other operating expenses relating to the business of each company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

Pooling Agreement:
The pooling agreement covers all of the property and casualty insurance written by Meridian Mutual, Citizens Security Mutual,
Meridian Security, Citizens Fund, and ICO, with the exception of non-standard automobile insurance and business written via direct response marketing, which Meridian Mutual began to offer in January, 1998 and November 1997, respectively. Under the pooling agreement, essentially all premiums, losses, loss adjustment expenses and other underwriting and administrative expenses of each company are shared in accordance with the participation percentages established under the pooling agreement. Since August 1, 1996, the participation percentages of the Company's insurance subsidiaries totaled 74 percent. The participation rates were fixed with reference to the relative historical net written premiums of the companies. Therefore, each company's relative share of underwriting revenues, losses, and expenses was not significantly altered as an immediate result of the acquisition. Prior to August 1, Meridian Mutual and Meridian Security were the only participants in the pooling agreement, under which Meridian Security had assumed 74 percent of the combined underwriting income and expenses since May 1, 1993.

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

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security, Citizens Fund, ICO or Citizens Security Mutual and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company or the policyholders of any of the parties. In the event of a termination of the pooling agreement, the terminating party or parties would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to the terminating party the liabilities ceded to it by the terminating party, and each party would receive from the other assets in an amount equal to the amount of the policy liabilities received. If the pooling agreement had been terminated at December 31, 1997, approximately 12 percent of the assets and liabilities subject to the pooling agreement would have been transferred to the Company's insurance subsidiaries. The Company would continue to own all of the outstanding common shares of Meridian Security, Citizens Fund and ICO. The Company would maintain the employee force but would have limited sales operations through a much smaller independent agency force.

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

A. M. Best Company, Inc., Ratings:
Since 1993, Meridian Mutual and Meridian Security have maintained a group rating of "A" (excellent) by A. M. Best Company, Inc. ("Best"). Subsequent to the July 31, 1996 acquisition, the Meridian group rating of "A" was also given to Citizens Fund, ICO and Citizens Security Mutual. Best is an independent company which rates insurance companies on the basis of their opinion as to the financial position and operating performance. Best's ratings are based upon factors related to the capacity of the insurer to make payment of its obligations to policyholders and do not relate to the protection of investors or indicate expected investment results.

Operations:
In the following discussion of operations, the term "Meridian" refers to the operations of the property and casualty insurance business of Meridian Mutual and Meridian Security and the term "Citizens Security Group" refers to the operations of Citizens Security Mutual, Citizens Fund and ICO covered by the pooling agreement. The operations of Citizens Fund and ICO have been included in the Company's results of operations since August 1, 1996.

As a result of the Citizens Security Group acquisition, the Company's operating territory expanded into four additional states (Minnesota, Missouri, South Dakota, and North Dakota) and enlarged the premium base in Iowa, Ohio and Wisconsin. This geographic expansion has enabled the Company to spread its risk across a larger region. Also, certain economies of scale and expense efficiencies have resulted from this acquisition with the anticipation that more will result over time.

Underwriting-Meridian:
The underwriting of Meridian is separated into personal, commercial and farm lines of business. The underwriting personnel are responsible for establishing risk-selection guidelines for Meridian's agents and underwrite and monitor policy issuance to insure adherence to the established guidelines. The underwriting departments also determine the pricing of Meridian's products and are responsible for the development of new products and enhancements. The underwriting personnel work closely with Meridian's sales representatives and consult regularly with Meridian's agents to assess current market conditions.

In establishing prices, Meridian's underwriting personnel analyze studies of statistical and actuarial data concerning the impact of price changes in the markets served by Meridian and consider data compiled by industry organizations. This allows Meridian to more accurately assess the anticipated costs of risks underwritten.

Over the past several years, Meridian has emphasized efforts to improve underwriting in order to reduce its loss ratio. Processes such as re-underwriting the existing book of business, monitoring unprofitable agents, improving rate adequacy and consolidating four district offices into the home office facility have all contributed to reducing the Company's statutory combined ratio. The Company's 1997 combined ratio of 107.1 percent was lower than 1996's 108.0 percent, however, both years ratios were unfavorably affected by catastrophe and other weather-related non-catastrophic claims. The Company has also focused considerable resources on reducing per-unit costs and other expenses in order to improve its loss adjustment and underwriting expense ratios. Beginning in 1994, Meridian began to re-engineer and re-design certain core processes. In 1996 and 1997, Meridian installed an automated personal lines underwriting system that enables policies meeting certain criteria to be issued without manual review. This allows the Company to process a larger volume of business without proportionally expanding the size of the underwriting staff, thereby reducing per-unit costs. The Company currently issues certain new private passenger automobile and homeowners lines of business via the automated underwriting system.

Underwriting-Citizens Security Group:
Citizens Security Group has its own underwriting personnel. The underwriters for Citizens Security Group underwrite only standard lines of property and casualty insurance for persons and businesses in the "preferred risk" category rather than those lines which are considered higher risk, such as aviation, pollution and liquor liability. The underwriting personnel of Citizens Security Group perform basically the same functions as those of Meridian, but operate within their own set of established guidelines and procedures.

Products and Marketing-Meridian:
Meridian Mutual writes a broad line of property and casualty insurance including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. During the fourth quarter of 1997, Meridian Mutual began offering business through direct response marketing in the state of Washington.
Meridian Security writes private passenger automobile, homeowners, farmowners, and other personal lines coverages primarily in rural areas of its operating territory. In 1997, Meridian Security also began offering workers' compensation business within selected states. Meridian markets primarily all of its insurance through independent insurance agents, and development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. Meridian Mutual's agency network numbers approximately 1,075 independent insurance agencies spread throughout nine states.
Meridian Security maintains its own agency network of approximately 625 independent insurance agencies in ten states, many of which are cross-licensed with Meridian Mutual. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 2 percent of the total written premium. Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business may be terminated by Meridian, subject to compliance with applicable state laws.

Each agency enters into a standard agency agreement, under which the agency is authorized to sell and bind insurance coverage in accordance with procedures specified in the agreement and in accordance with Meridian's underwriting guidelines, as well as to collect and remit premiums. The agency receives as a commission a percentage of the premium for each policy written. Meridian offers a direct billing service to its agents, under which premium statements are provided to the insured and the insured pays the premiums directly to Meridian. Meridian pays the same commission rates on company-billed and agency-billed policies, thereby allowing agencies to reduce administrative costs without a reduction in commission income. Approximately 80 percent of Meridian's net written premium is derived from company-billed business. Meridian also offers an agency profit-sharing agreement in which agencies attaining prescribed premium volume and meeting prescribed profitability requirements receive a bonus.

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

The strategy with respect to farm lines emphasizes increased penetration of existing markets by targeting farms which meet
Meridian's underwriting guidelines. Management believes Meridian enjoys a competitive advantage in the farmowners market because of its years of experience, regional focus and the fact that some national insurers have vacated this market.

Products and Marketing-Citizens Security Group:
The Citizens Security Group offers a variety of personal and commercial products including homeowners, personal and commercial automobile, commercial multi-peril, workers' compensation, tenant, inland marine, general liability and umbrella lines of business. The commercial products are oriented toward retail stores, restaurants, trade contractors and members of various trade associations, including funeral directors, newspaper publishers and veterinarians. Citizens Security Mutual markets its products through a network of approximately 400 independent insurance agencies throughout eight states and Citizens Fund solicits business through a network of approximately 80 independent agencies in six states. ICO offered business only in the state of Ohio through an agency force of approximately 80. During 1997, any new business related to ICO's products was written through its parent, Meridian Security and the inforce business previously written by ICO was renewed through Meridian Secuity on the anniversary date. Citizens Security Group's independent agencies are primarily small to medium-sized firms with no one agency or group of related agencies accounting for more than 3.5 percent of premiums written. The process by which the Citizens Security Group selects and retains its insurance agencies is basically the same as that of Meridian. The insurance agencies retained by Citizens Security Group receive a commission on the direct business written by each agency and participate in an agency profit sharing program that is based on profitability, retention and growth of business, with additional compensation being provided to agencies that exceed certain productivity levels.

Citizens Security Group strives to offer excellent service to its agents and policyholders by providing rapid claim settlement and turnaround of rate quotations, policy issuance and policy endorsements. As an incentive to agents to sell its products, the Citizens Security Group emphasizes policyholder service, multi-line insurance coverage packages and a policyholder-oriented premium payment plan. The premium payment plan is a direct billing service known as the "Citizens Account Plan", or "CAP", and is designed to offer policyholders a convenient and flexible method in paying premiums. Under the plan, policyholders are billed directly for premiums on a monthly basis and have the option of making a minimum monthly payment or prepaying all or a portion of the premium. A single, easy-to-read bill covering the aggregate amount of premiums for all policies written by the Citizens Security Group is sent to the policyholders. Approximately 94 percent of direct premiums received in 1997 were billed directly to the policyholders.

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

The following table sets forth for the periods indicated the net premiums written, the net underwriting gain (loss), loss and loss adjustment expense ("LAE") ratios, expense ratios and combined ratios for the Company's insurance operations, prepared in accordance with statutory accounting principles. The combined ratio does not reflect investment income, federal income taxes, or other non-underwriting income or expense, all of which are included in determining net income.

                                          Year Ended December 31,
                               1997      1996      1995      1994      1993
                                          (Dollars in thousands)
Net Premiums Written
Personal lines:
 Automobile                  $ 78,270  $ 68,219  $ 59,444  $ 54,205  $ 55,291
 Homeowners                    28,051    21,964    19,526    16,667    17,407
 Other                          5,995     5,678     5,190     4,035     3,894
   Total personal lines       112,316    95,861    84,160    74,907    76,592

Farmowners                      8,731     8,441     8,166     7,099     7,544

Commercial lines:
 Automobile                    19,702    16,227    13,107    11,972    11,556
 Workers' compensation         23,901    23,380    22,438    21,894    19,264
 Commercial multi-peril        27,766    23,453    19,548    19,414    18,842
 Other                          2,103     1,833     1,323       859       995
   Total commercial lines      73,472    64,893    56,416    54,139    50,657
   Total premium written     $194,519  $169,195  $148,742  $136,145  $134,793

Net Underwriting Loss        $(13,726) $(13,868) $ (1,610) $ (2,751) $ (5,536)

Loss and Loss Adjustment Expense Ratio
Personal lines:
 Automobile                      78.7%     75.0%     75.0%     69.2%     65.8%
 Homeowners                     104.2     110.7      81.2      82.9      77.8
 Other                           52.5      55.1      43.7      53.9      64.7
   Total personal lines          83.4%     81.8%     74.6%     71.5%     68.4%

Farmowners                       61.6%     98.4%     69.6%     64.4%     68.5%

Commercial lines:
 Automobile                      84.1%     79.6%     89.1%     80.0%     65.3%
 Workers' compensation           52.8      54.2      58.6      62.7      79.9
 Commercial multi-peril          75.0      85.5      45.8      70.3      67.4
 Other                           43.6      14.3      47.4     (14.0)     35.1
   Total commercial lines        68.8%     70.0%     61.0%     68.1%     71.0%
   Total loss & LAE ratio        76.8%     78.0%     69.2%     69.8%     69.4%

Expense Ratio                    30.3%     30.0%     31.0%     32.0%     32.4%

Combined Ratio                  107.1%    108.0%    100.2%    101.8%    101.8%

Claims-Meridian and Citizens Security Group:
Meridian's claim division is responsible for developing and implementing policies and procedures for the payment and disposition of claims and for establishing claim reserves on policies written by Meridian and Citizens Security Group. In connection therewith, it resolves questions concerning policy coverage and manages reinsurance recoveries and salvage and subrogation matters. Claims litigation is managed in conjunction with Meridian's legal division.

All claim services for Meridian are handled through claim service centers in Indianapolis, Indiana; Louisville, Kentucky; and East Lansing, Michigan. Insurance claims on policies underwritten by Meridian are normally investigated and settled by Meridian claim adjusters. For policies underwritten by Citizens Security Group, certain independent insurance agents are given authority to settle small property claims on behalf of the companies. Other claims were initially investigated and settled through an outside claim adjustment firm, VIS'N, Inc. Beginning in January, 1998, the investigation and settlement of claims is being done by claim adjusters who are employees of the Company. Independent adjusters are employed as needed to handle the occasional overload of claims and in territories in which the volume of claims is not sufficient to justify having company claim adjusters.

The Company's claim adjusters have authority to settle claims within policy limits, subject to direction and control by a claim manager or supervisor. All claims estimated to have a potential value of $50,000 or more are supervised by examiners at the home office, and all claims in excess of $100,000 must be approved by the claim division director and, if litigation is involved, the legal division director. A claim review committee provides for the periodic evaluation of larger claims to enhance the investigation and decision-making process. The committee reviews claims reserved in excess of $100,000, and any other claims involving special circumstances in order to make decisions as to investigations and/or settlement values.

Reserves-Meridian and Citizens Security Group:
Loss reserves are estimates at a given time, based on facts then known, of what an insurer predicts its exposure to be in connection with incurred losses. Loss adjustment expense reserves are estimates of the ultimate liability of the expenses in settling all claims, including investigation and litigation costs resulting from such claims. The ultimate liability of the insurer for all losses and loss adjustment expenses reserved at any point in time may be greater or less than these estimates.

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

Meridian and Citizens Security Group also establish reserves for claims which have been incurred but which have not been reported, utilizing statistical models based on historical experience. Reserves established pursuant to the statistical models also are designed to correct historical deficiencies or redundancies in the reserves established on an average or a case-by-case basis. Meridian and Citizens Security Group consult with an independent actuarial firm on a quarterly basis concerning the adequacy of reserves.

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

                                                    Year Ended December 31,
                                                   1997      1996      1995
                                                        (In thousands)

  Balance at beginning of period                 $161,309  $123,577  $123,755
  Less reinsurance recoverables                    41,819    31,204    31,815
  Net balance at beginning of period              119,490    92,373    91,940

  Net reserves acquired through acquisition           ---    20,685       ---

  Incurred related to:
    Current year                                  165,577   137,817   104,585
    Prior years                                   (16,358)   (7,716)   (5,461)
       Total incurred                             149,219   130,101    99,124

  Paid related to:
    Current year                                   97,448    93,199    61,792
    Prior years                                    50,332    30,470    36,899
       Total paid                                 147,780   123,669    98,691

  Net balance at end of period                    120,929   119,490    92,373
  Plus reinsurance recoverables                    48,872    41,819    31,204
  Balance at end of period                       $169,801  $161,309  $123,577

The reconciliation for 1997 shows an approximately $16.4 million reduction in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in 1996 and prior accident years for the Company's commercial automobile liability, workers' compensation lines and commercial multiple-peril lines of business were the primary factors in the most recent period reduction. The Company also experienced favorable underwriting trends from its involvement in the involuntary National Workers' Compensation Pool.

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

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1997 but incurred in 1991 is included in the cumulative redundancy amount for each of the years from 1991 through 1996. The table does not present accident or policy-year development data. Reserves increased significantly from 1987 to 1989 principally as a result of an increase in private passenger automobile as a percentage of the total business written by the Company, and related increases in the frequency and severity of claims. Additionally, reserves in 1988 were increased by approximately $5.0 million to adjust for the adverse loss development trends experienced in 1985 through 1987. Increases in the Company's share of the pooled loss and loss adjustment expense reserves also contributed significantly to the increase in reserves. The Company's participation increased from 44 percent in 1986, to 62 percent on April 1, 1987, and to the current level of 74 percent on May 1, 1993. In 1996, the Company acquired approximately $20.7 million in loss and loss adjustment expense reserves from the acquisition of Citizens Fund and ICO. Additionally, payments received on the acquired reserves since the acquisition were spread out over the ten years based on the accident year in which the original acquired reserve was set up. The participation percentage from the pooling agreement for the combined insurance operations of the Company totaled 74 percent. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.

                                                               Year Ended December 31,
                          1997      1996      1995     1994     1993     1992     1991     1990     1989     1988     1987
                                                                (Dollars in thousands)
Net reserves for losses
 & loss adjustment
 expenses               $120,929  $119,490  $92,373  $91,940  $89,630  $72,006  $68,102  $64,742  $62,281  $53,569  $43,899

Cumulative paid as
 a percent of year-
 end reserves:
  One year later                     42.1%    40.7%    39.0%    40.7%    29.0%    42.4%    46.6%    46.1%    47.2%    57.4%
  Two years later                             65.4%    59.0%    59.0%    51.7%    55.0%    68.5%    68.9%    68.1%    79.7%
  Three years later                                    70.9%    68.9%    62.6%    67.5%    74.7%    81.3%    81.3%    90.3%
  Four years later                                              74.6%    67.8%    74.9%    81.6%    84.1%    87.4%    97.0%
  Five years later                                                       71.3%    77.4%    85.7%    88.0%    88.6%    99.9%
  Six years later                                                                 79.9%    87.5%    90.1%    90.7%   100.1%
  Seven years later                                                                        88.9%    91.8%    92.3%   101.4%
  Eight years later                                                                                 93.0%    93.5%   102.7%
  Nine years later                                                                                           94.7%   103.7%
  Ten years later                                                                                                    104.4%

Reserves re-estimated
 as a percent of
 year-end reserves:
  One year later                     91.1%    96.6%    92.9%    92.3%    93.6%    97.5%   103.2%    99.7%   102.3%   112.8%
  Two years later                            103.4%    94.9%    89.0%    84.6%    93.0%    99.0%   100.7%   100.6%   112.7%
  Three years later                                    93.1%    89.2%    83.3%    89.0%    97.9%    99.2%   100.4%   109.5%
  Four years later                                              89.2%    83.6%    89.3%    95.3%    99.3%    99.7%   110.0%
  Five years later                                                       83.8%    89.2%    96.3%    97.9%   100.3%   109.2%
  Six years later                                                                 89.7%    95.4%    98.4%    99.5%   110.6%
  Seven years later                                                                        96.5%    97.9%   100.0%   109.9%
  Eight years later                                                                                 99.5%   100.2%   110.6%
  Nine years later                                                                                          101.9%   110.9%
  Ten years later                                                                                                    112.4%

Redundancy (deficiency)               8.9%    -3.4%     6.9%    10.8%    16.2%    10.3%     3.5%     0.5%    -1.9%   -12.4%


Reinsurance-Meridian and Citizens Security Group:
Meridian and Citizens Security Group follow the customary industry practice of limiting exposure by ceding to reinsurers a portion of the premiums received and risks assumed under the policies reinsured. Reinsurance is purchased to reduce a net liability on individual risks to predetermined limits and to protect against multiple losses from a single catastrophe or a series of catastrophes. Although reinsurance does not discharge an insurer from its primary liability for claims up to the full limits of the policies, it makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Employers Reinsurance Corporation, rated "A++" by Best, is the Company's main reinsurer providing property and liability excess of loss coverage. Meridian and Citizens Security Group use a large number of reinsurers for property catastrophe and facultative coverages to reduce the effect of a default by any one reinsurer.
Most of these companies are rated "A-" or better by Best, or an equivalent rating by other recognized independent rating agencies. Reinsurers not rated by Best or another independent agency are analyzed and approved by Meridian and Citizens Security Group's reinsurance broker, E. W. Blanch, and by Company personnel.

The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverages under those contracts applied to all risks written by each of the companies. Treaty reinsurance coverage was purchased to cover property and liability exposures in excess of $200,000 and $250,000, respectively, up to the limits set forth in the individual treaty. For 1998, the liability retention will be increased to $350,000. In 1996, the retention was $200,000 per loss occurrence for both property and liability exposures. Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $115,000,000. The 1996 limit for both windstorms and earthquakes was $65,000,000. Two other catastrophe reinsurance treaties provided coverage when losses sustained from multiple catastrophic events aggregate beyond a specified retention. Under these two treaties, the combined retention was 2.5 percent of subject earned premiums, plus five percent of losses up to the $22,000,000 contractual limit. The combined retention will be increased to 3.0 percent for 1998.

As of December 31, 1997, the Company had approximately $48.9 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $29.4 million was recoverable from Employers Reinsurance Corporation and approximately $13.1 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of the reinsurance contracts are renegotiated annually. If the relationships were to be terminated with the current reinsurers, management believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

Meridian and Citizens Security Group assume a limited amount of reinsurance from third parties. This business accounted for less than one percent of net premiums written in 1997.

Investments:
Investments of the Company are principally held by Meridian Security, Citizens Fund and ICO, which are subject to regulation by their respective departments of insurance. The investment decisions are made pursuant to guidelines established by the Company's Finance and Investment Committee. This committee is made up of five directors of the Company, three of whom are also directors of Meridian Mutual. All investment transactions are reviewed by this committee.

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

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 1997 and 1996 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair market value. The Company invests in both taxable and tax-exempt securities as part of its strategy to maximize after-tax income. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 29.5 percent and 31.6 percent of the total fixed maturity portfolio at December 31, 1997 and 1996, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 14.2 percent of the total fixed maturity portfolio of the Company at December 31, 1997 and 1996.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $43.4 million and $54.7 million at December 31, 1997 and 1996, respectively. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the number of early calls and prepayments, the estimated weighted average duration of the fixed maturity portfolio is approximately 4.3 years.

The Company, as approved by the investment committee, has increased its equity security holdings over the past four years. Equity securities primarily consist of common stocks and had a fair market value of $54.4 million and $40.6 million at December 31, 1997 and 1996, respectively. Equity securities accounted for 17.6 percent and
14.4 percent of the total investment portfolio at December 31, 1997 and 1996, respectively.

Regulation:
Numerous aspects of the business and operations of the Company's insurance subsidiaries and affiliates are subject to supervision and regulation in each state in which they transact business. The primary purpose of state supervision and regulation is the protection of policyholders. The extent of such regulation varies among states but generally derives from state statutes which delegate regulatory, supervisory, and administrative authority to state insurance departments. The authority of state insurance departments generally extends to the establishment of solvency standards which must be met and maintained by insurers, the licensing of insurers and agents, the nature of and limitations on investments and premium rates, the provisions which insurers must make for current losses and future liabilities, the deposit of securities for the benefit of policyholders, the approval of policy forms, the payment of dividends, the establishment of premium rates and the settlement of claims.
State insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies.

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

Meridian Mutual and Meridian Security are admitted as insurers in the states of Illinois, Indiana, Iowa, Michigan, Minnesota, Kentucky,
Ohio, Pennsylvania, Tennessee, and Wisconsin. Meridian Mutual also has a licence to transact business in the state of Washington.
Citizens Fund and Citizens Security Mutual hold licenses to write in Iowa, Minnesota, North Dakota, Ohio, South Dakota, and Wisconsin.
Citizens Security Mutual is also licensed to write insurance in Illinois, Indiana, Missouri, and Tennessee. ICO is admitted as an insurer in the state of Ohio. Under insolvency or guaranty laws in the states in which the above companies operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a specified percentage of the annual direct premiums written by the company in the state in question with respect to the affected lines of business. Additionally, the companies are required to participate in various mandatory pools or underwriting associations.

The Company is subject to statutes governing insurance holding companies. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, and material transactions between the Company and its insurance subsidiaries not in the ordinary course of business.
The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of the states in which they do business, and the payment of dividends by the insurance subsidiaries to the Company is subject to certain limitations. (See
Note 12 of Notes to Consolidated Financial Statements.) Certain transactions between the Company and its insurance subsidiaries including changes in the terms of the pooling agreement and certain loan transactions, if any, may be effected only upon prior approval thereof by state regulatory authorities in the insurance company's state of domicile. Certain transactions deemed to constitute a "change in control" of the Company, including a party's purchase of 10 percent or more of the outstanding common shares, are all subject to approval by state regulatory authorities.

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

Competition:
The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years and is expected to continue for the foreseeable future. Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO all compete with other property and casualty insurers, both in the recruitment and retention of qualified agents and in the sale of insurance products to consumers. The Company believes the principal competitive factors in its markets to be service to agents and policyholders and price. Success in recruiting and retaining agents is dependent upon the administrative support provided to agents, commission rates, and the ability of the insurer to provide products that meet the needs of the agent and the agent's customers.

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

Employees:
On January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Citizens Security Mutual. This transfer allows for more freedom in compensation planning, such as flexibility in the use of the Company's common stock as compensation, and improves internal efficiencies by combining employee benefit plans. Prior to the change, the Company had no employees and relied upon Meridian Mutual and Citizens Security Mutual to provide all management and administrative services required by the Company. The Company employs approximately 600 people and believes that its relationship with its employees is satisfactory.

Audit Practices:
The Board of Directors has an Audit Committee composed of three directors who are not employees of the Company or its affiliates. Usually meeting in conjunction with the Meridian Mutual Audit Committee, the committee monitors the Company's financial reporting and internal control systems and reviews the work of the Company's internal audit function.

The Company retains the firm of Coopers & Lybrand L.L.P. as independent accountants to perform an independent audit of the financial statements of the Company and its affiliates. The audit is conducted in accordance with generally accepted auditing standards. The independent accountants have unlimited access to, and meet regularly with, the Audit Committees.

ITEM 2:  PROPERTIES

The headquarters building of the Company and Meridian Mutual is owned by Meridian Mutual and is located near downtown Indianapolis, Indiana. The building is a multi-level structure containing approximately 205,000 square feet of office space. During 1995, construction was completed on a 75,000-square-foot addition to the home office facility. This expansion allowed the Company and Meridian Mutual to enhance and enlarge its operational work areas and create a brighter, more open environment. The expansion also allowed Meridian to consolidate the two Indianapolis satellite offices, which were being leased, into the home office facility. Meridian Mutual also lease a district service office facility in Columbus Ohio and claim service centers in Lansing, Michigan and Louisville, Kentucky.

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

                               PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Market Information:
The Company's common stock has traded on the NASDAQ Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of March 13, 1998, approximately
47.5 percent of the common stock was owned by Meridian Mutual and the balance was spread among approximately 240 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 1,300. The number of Common Shares outstanding on March 13, 1998, totaled 6,637,853. Information relating to the common stock is available through the NASDAQ Stock Market System and the following table sets forth the high, low and closing sale prices of the common stock for each quarter of 1997 and 1996.

                              1997                       1996
   Quarter Ended      High     Low    Close      High     Low    Close
   March 31          $16.13  $13.50  $14.00     $15.25  $13.50  $14.75
   June 30           $15.63  $13.25  $15.25     $15.25  $13.25  $13.69
   September 30      $19.25  $14.88  $18.13     $14.50  $13.25  $14.25
   December 31       $18.75  $15.63  $16.75     $15.13  $13.13  $14.75

Dividend Policy:
Since the first quarter of 1996, the Company has paid quarterly cash dividends of $0.08 per common share. In 1995 and 1994, the Company paid quarterly dividends of $0.07 and $0.06 per share, respectively. The continued payment of dividends is reviewed quarterly by the Board of Directors in relation to changes in the financial condition and results of operations of the Company. The ability of the Company to pay dividends is dependent upon the receipt of dividends from its insurance company subsidiaries, which are subject to state laws and regulations which restrict their ability to pay dividends. (See Note 12 of the Notes to Consolidated Financial Statements.)

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                                           Year Ended December 31,
                                1997      1996      1995      1994      1993
                              (In thousands, except per share data and ratios)
Operating data:
 Premiums earned              $194,587  $167,304  $143,866  $135,002  $125,902
 Net investment income          16,372    14,908    14,564    13,996    13,569
 Realized investment gains       4,477     3,794     1,538       286       890
 Other income (expense)          1,042       563      (146)       54      (115)
   Total revenues              216,478   186,569   159,822   149,338   140,246

 Losses and loss adjustment
   expenses                    149,219   130,101    99,124    93,971    86,622
 General operating expenses     16,505    13,767    14,156    14,527    14,935
 Interest expense                  732       308       ---       ---       ---
 Amortization expenses          42,894    36,443    30,820    29,304    27,039
   Total expenses              209,350   180,619   144,100   137,802   128,596

 Income before taxes and change
   in accounting method          7,128     5,950    15,722    11,536    11,650
 Income taxes                      207       150     4,105     2,415     2,765
 Income before change in
   accounting method             6,921     5,800    11,617     9,121     8,885
 Changes in accounting method:
   Accounting for income taxes     ---       ---       ---       ---       526
 Net income                   $  6,921  $  5,800  $ 11,617  $  9,121  $  9,411

 Weighted average shares
   outstanding                   6,684     6,779     6,770     6,740     6,139

 Basic earnings per share     $   1.04  $   0.86  $   1.72  $   1.35  $   1.53

 Diluted earnings per share   $   1.03  $   0.85  $   1.71  $   1.35  $   1.53

Dividends declared per share  $   0.32  $   0.32  $   0.28  $   0.24  $   0.24

Underwriting ratios
  (statutory basis):
 Loss and loss adjustment
   expense ratio                 76.8%     78.0%     69.2%     69.8%     69.4%
 Expense ratio                   30.3      30.0      31.0      32.0      32.4
 Combined ratio                 107.1%    108.0%    100.2%    101.8%    101.8%

Balance sheet data at end
  of period:
 Total investments            $308,427  $281,689  $254,694  $219,461  $221,197
 Total assets                  413,586   397,798   322,588   291,406   285,936
 Total liabilities             281,692   275,624   204,346   197,154   191,490
 Shareholders' equity          131,894   122,174   118,243    94,252    94,447
 Shareholders' equity per
   share                      $  19.90  $  18.02  $  17.45  $  13.98  $  14.02

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:
The 1997 year has been a period of positioning for Meridian Insurance Group, Inc. New product enhancements, systems automation, and underwriting programs implemented during 1997 enable the Company to move forward into 1998 with renewed momentum. Rate action taken in 1997 for several lines of business should help to improve loss ratio results for 1998. The Company continually evaluates rate adequacy for all lines of business. The Company recently began to integrate the Citizens Security claims operations with the home office claims division. This integration is expected to reduce overall claims-related expenses while providing high quality service. The Company is also focused on reducing its expense ratio with a stringent review of all underwriting expenses.

Automation continues to play an integral part in positioning the Company for future success. During 1997 the Company completed development of an automated Personal Lines Underwriting System for the homeowners and auto lines of business. This allows risks that meet specific underwriting parameters to be processed by the system with little or no manual intervention. The system will "kick out" policies that fail the underwriting criteria. By allowing those policies with good experience to "pass through" the system, the Company's underwriters can concentrate their review on those policies that have loss experience or exposure beyond the specified parameters, thereby allocating more of their time to those risks that need additional analysis. It is anticipated that such underwriting and workflow enhancements will enable the Company to expand its business without increasing the employee base. The Company continues to examine new ways for automation to enhance the workflow processes and increase overall efficiency.

The Year 2000 Automation Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.
By early 1996, the Company's Year 2000 project plan was developed and change efforts were underway. Both internal and external resources are utilized in reprogramming, replacing, and/or testing the software for Year 2000 modifications. Much progress has been made and the Company expects its core business processing system to be completely Year 2000 compliant before the end of 1998. The Company estimates it has incurred incremental costs to address the Year 2000 Issue of approximately $350,000 and $150,000 in 1997 and 1996, respectively. Estimates of incremental costs to complete the project in 1998 are $350,000.

The Company has initiated communications with its agents to determine the extent to which the Company is vulnerable to those parties' potential failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of agents or other third parties will be timely converted, or that a widespread failure to convert by others would not adversely affect the Company. The Company does not issue insurance policies covering risks related to the Year 2000 Issue. However, there can be no certainty regarding future judicial or legislative interpretations of coverage.

During 1997, Meridian Mutual became licensed in the state of Washington and launched a new direct response marketing effort for private passenger automobile products. This direct response program represents Meridian's initial efforts to supplement its distribution channels. Historically, Meridian has sold insurance only through its strong independent agency force. During the start-up phase, the direct response business will be conducted only in Meridian Mutual and will be excluded from the reinsurance pooling agreement with its affiliates. Affinity marketing relationships with banking or other financial institutions are expected to evolve, creating additional distribution vehicles.

During the 1990's, premium writings for non-standard automobile insurers generally enjoyed greater growth and profitability than the standard automobile marketplace. Effective January 1998, Meridian Mutual began offering a non-standard automobile product in the state of Indiana. Initial response from the Company's independent agency force was positive, as many of these agents have been writing non-standard automobile products through other insurers. The non-standard product is expected to be offered in as many as eight states over the course of 1998. Similar to the direct response business, non-standard automobile writings will be retained by Meridian Mutual outside of the reinsurance pooling agreement during the start-up phase.

The Company continues to focus on its core business, while remaining competitive in the dynamic marketplace. The 1996 Citizens Security Group acquisition allowed for the opportunity to spread underwriting risk over more states. In 1998, the Company will focus efforts on policy rating, agency profitability management, and enhanced underwriting efforts to improve the operating results. State expansion will complement other efforts underway to grow the Company's business competitively while continuing to manage risk exposure. Expansion into the state of Virginia is anticipated in 1998.

Results of Operations:

1997 Compared to 1996

For the year ended December 31, 1997, the Company recorded net income of $6.9 million, or $1.04 basic earnings per common share ($1.03 diluted earnings per share). This compares to 1996 net income of $5.8 million, or $0.86 basic earnings per share ($0.85 diluted earnings per share). Included in the 1997 results was an entire year of operations from the 1996 acquisition of the Citizens Security companies, compared to five months of Citizens Security operations for the prior period. Earnings for both periods were negatively impacted by a large volume of property damage claims associated with severe weather that occurred throughout the Company's operating territory. Weather-related catastrophe losses were estimated to be approximately $7.2 million, or $0.72 per share, in 1997 and $10.6 million, or $1.03 per share, in 1996. The Company's 1997 statutory combined ratio was 107.1 percent versus 108.0 percent for 1996.

The Company's total revenues for 1997 increased 16.0 percent to $216.5 million from $186.6 million for 1996. Premiums earned increased 16.3 percent to $194.6 million for 1997 in comparison to $167.3 million for the previous year. The acquisition of the Citizens Security companies accounted for approximately $25.0 million of the increase. Aside from the acquisition, net premiums earned from the Meridian book of business increased approximately 3.3 percent, excluding its participation in the National Workers' Compensation Pool ("NWCP"). Personal and farm lines of business were the primary contributors to the increase with 6.1 percent growth, offset partially by a 1.7 percent decline in commercial lines. Commercial lines of business continue to be affected by highly competitive market conditions in the Company's operating territory. The earned premium volume in the Company's workers' compensation line was reduced by an approximately $2.6 million decline in assumed earned premiums from its involuntary participation in the NWCP. This was principally due to reduced participation in the assigned risk pools for the states of Kentucky and Tennessee. Partially offsetting the NWCP reduction was a refund of premiums previously ceded to the Minnesota Workers' Compensation Reinsurance Association of approximately $863,000. Direct written premiums for the Meridian and Citizens Security insurance companies during 1997 experienced growth of 3.1 percent and 1.8 percent, respectively, when compared to 1996 volume.

Net investment income for 1997 increased 9.8 percent to $16.4 million in comparison to $14.9 million for 1996. This was attributed to a larger asset base resulting primarily from the acquisition of Citizens Security Group. The Company's pre-tax net investment yield for 1997 improved slightly to 6.0 percent from 5.9 percent one year ago. The average yield of the Company's fixed maturity portfolio at December 31, 1997 was 6.7 percent compared to 6.8 percent at year end 1996. During 1997, the Company realized net gains on the sale of investments of $4.5 million, or approximately $0.44 per common share, versus $3.8 million, or $0.37 per share in 1996. Nearly all of the realized gains recognized over the last two years were generated from the sale of equity securities and have an insignificant effect on future investment yields.

Losses and loss adjustment expenses incurred of $149.2 million for 1997 were 14.7 percent higher than the previous year's $130.1 million. Approximately $33.8 million of the 1997 incurred amount relates to the operations of Citizens Security Group, versus approximately $9.1 million for the five months of operations in the 1996 total. The statutory loss and loss adjustment expense ratio of the Citizens Security companies for the 1997 period was 85.1 percent compared to
70.9 percent for the five months of operations in 1996. Deteriorations in the Citizens Security homeowners, private passenger automobile and commercial multi-peril lines of business were the primary factors in the loss and loss adjustment expense increase. Partially offsetting these increases were improved experience in the commercial automobile and workers' compensation lines. Exclusive of Citizens Security's operations, incurred losses and loss adjustment expenses for the Meridian book of business reflected a 4.6 percent reduction from approximately $121.0 million in 1996 to $115.4 million in 1997. The Meridian lines of business for 1997 produced a statutory loss and loss adjustment expense ratio of 74.7 percent, a 4.0 percentage point improvement from 78.7 percent for 1996. Meridian's farmowners, homeowners and commercial multi-peril lines of business were the major contributors to the reduced loss and loss adjustment expense ratio, due largely to a reduction in weather-related catastrophe losses. The impact of such catastrophes on the Company's loss ratio in 1997 and 1996 was estimated to be 3.7 and 6.4 percentage points, respectively.

General operating and amortization expenses of $59.4 million for the year ended December 31, 1997 increased 18.3 percent over the comparable 1996 total of $50.2 million. Substantially contributing to the increase was an additional seven months of operating expenses in 1997 related to the Citizens Security companies. Also contributing to the increased expenses were higher costs related to the Company's employee medical plan, and programming and other system costs associated with Year 2000 compliance. Relative to net earned premiums, the Company's expense ratio for 1997 was approximately 30.5 percent compared to 30.0 percent for 1996. The Company also incurred approximately $732,000 of interest expense in 1997 on the bank loan used to finance the Citizens Security Group acquisition.

For the year ended December 31, 1997, the Company recorded income tax expense of $207,000 compared to $150,000 for 1996. The low effective tax rate resulted primarily from the amount of tax-exempt investment income in relation to pre-tax income.

1996 Compared to 1995

In 1996, the Company reported net income of $5.8 million, or $0.86 basic earnings per common share ($0.85 diluted earnings per share). This compares to 1995 net income of $11.6 million, or $1.72 basic earnings per share ($1.71 diluted earnings per share). The 1996 results were negatively impacted by a series of severe storms that produced an unusually large volume of property damage claims throughout the Company's operating territory. The after-tax impact of weather-related catastrophe claims was estimated to be approximately $1.03 per share in 1996, compared to approximately $0.42 per share in 1995. The 1996 catastrophe losses represent the largest catastrophe loss total in the Company's history. The Company's statutory combined ratio for 1996 was 108.0 percent versus 100.2 percent for the comparable 1995 period. The Company's total revenues in 1996 were a record high of $186.6 million, a 16.7 percent increase over 1995's $159.8 million. The 1996 total includes five months of premiums and investment income from the Citizens Security Group companies which were acquired on July 31, 1996. The effect of the Citizens Security Group acquisition on total revenues was approximately $15.8 million, including approximately $14.7 million of net earned premiums and $1.1 million of net investment income. Incremental net income from the Citizens Security Group operation for the five month period ended December 31, 1996 was approximately $0.25 million, or $0.04 per share, net of goodwill amortization and interest expense.

The Company's largest source of revenue, net earned premiums, increased 16.3 percent in 1996 to $167.3 million compared to $143.9 million for 1995. Aside from the 10.2 percent increase in premium volume that resulted from the Citizens Security Group acquisition, premiums earned by the Meridian operation increased approximately 6.1 percent, or $8.8 million, over the 1995 total. The Meridian growth was attributed to nearly all lines of business, with personal lines production increasing 6.8 percent, commercial lines 5.6 percent and farmowners achieving growth of 2.8 percent in earned premium volume. Commercial and personal automobile and homeowners were the primary lines of business contributing to the increased premium volume. Depressing the commercial lines growth was a reduction of approximately $1.2 million in assumed earned premiums from the National Workers' Compensation Pool.

Net investment income of $14.9 million in 1996 increased 2.4 percent over 1995's total of $14.6 million. The pre-tax net investment yield declined slightly to 5.9 percent from 6.1 percent in 1995. The reduced portfolio yield resulted primarily from a greater proportion of assets being invested in equity securities and tax-exempt bonds.
The average yield of the fixed maturity portfolio is 6.8 percent. The investment income generated from the acquired Citizens Security Group investment portfolio was partially offset by a reduction in the Meridian portfolio to help fund the purchase. In 1996, the Company realized net gains of $3.8 million on the disposition of invested assets, or $0.37 per share net of tax, compared to $1.5 million, or $0.15 per share after tax, for the 1995 period. Nearly all of the realized gains recognized in 1996 were generated from the sale of equity securities which are expected to have little impact on future investment yields.

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

The Company's general operating and amortization expenses of $50.2 million for the year ended December 31, 1996 were 11.6 percent higher than the $45.0 million reported for 1995. Relative to earned premium volume, the Company's expense ratio for 1996 improved to 30.0 percent from 31.3 percent for the prior year. Factors leading to the reduced expense ratio include certain economies of scale and decreases in employee incentive compensation, agent profit-sharing and assessments from certain boards and bureaus. As a result of the Citizens Security Group acquisition, the Company incurred approximately $252,000 of additional expense in 1996 for goodwill amortization and incurred interest expense of approximately $308,000 on the related bank loan.

For the most recent year, the Company recorded income tax expense of $150,000. The low effective tax rate results primarily from the amount of tax-exempt investment income in relation to pre-tax income.

Liquidity and Capital Resources:

The Company's primary need for liquidity is to pay shareholder dividends, and its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. During 1997, Meridian Security declared and paid dividends to the Company of $5.0 million. In 1996 and 1995, dividends paid to the Company were $3.9 million and $2.4 million, respectively. The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. The average duration of the fixed maturity portfolio is approximately 4.3 years. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature. Given the current interest rate environment, reinvestment of the matured proceeds is likely to be at somewhat lower yields.

Approximately 81 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 17 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. The Company has no exposure to high risk derivatives in its portfolio.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category carried at market value. The Company at December 31, 1997 recorded unrealized gains in the bond portfolio of approximately $5.7 million, net of deferred income taxes. At year-end 1996, the Company recorded unrealized gains on the bond portfolio of approximately $2.7 million, net of deferred income taxes. The Company's equity security portfolio, which accounts for approximately 17.6 percent of invested assets, produced unrealized gains, net of deferred income taxes, of approximately $8.4 million in 1997, compared to approximately $4.5 million in 1996. Net unrealized appreciation of investments added $2.17 to the Company's $19.90 book value per share at December 31, 1997. Net unrealized appreciation added $1.05 per share to the $18.02 book value at December 31, 1996.

On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 common shares, or approximately five percent of the Company's outstanding common stock. As of December 31, 1997, the Company had repurchased 154,500 shares, or approximately 44 percent of the authorized total, at a cost of $2.3 million.

In July 1996, the Company completed the acquisition of Citizens Security Group Inc. of Red Wing, Minnesota. The Company purchased all of the outstanding shares of Citizens Security Group Inc. and its wholly-owned property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for approximately $30.3 million in cash, including capitalized acquisition costs, and became affiliated with Citizens Security Mutual Insurance Company. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio. The remaining $12 million was financed through bank debt and is being amortized over seven years with a variable interest rate of LIBOR plus 50 basis points. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets of approximately $14.5 million was recorded as goodwill, which is being amortized on a straight-line basis over a 25 year period.

Beginning in 1994, state insurance regulators required companies to calculate Risk Based Capital ("RBC"). RBC is the capital required to cover the varying degrees of risk inherent in a company's assets, loss reserves, underwriting, and reinsurance. The "company action level" RBC is the minimum amount of capital required in order to avoid regulatory action. In 1997, the adjusted capital of the Company's insurance subsidiaries was well above the required minimum.

Impact of Inflation:

Inflation can have a significant impact on property and casualty insurers because premium rates are established before the amount of losses and loss adjustment expenses is known. The Company attempts to anticipate increases from inflation in establishing rates, subject to limitations imposed for competitive pricing.

The Company considers inflation when estimating liabilities for losses and loss adjustment expenses, particularly for claims having a long period between occurrence and settlement. The liabilities for losses and loss adjustment expenses are management's estimates of the ultimate net cost of underlying claims and expenses and are not discounted for the time value of money. In times of inflation, the normally higher investment yields available may partially offset potentially higher claims and expenses.

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

                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Meridian Insurance Group, Inc.


We have audited the accompanying consolidated balance sheet of Meridian Insurance Group, Inc., and Subsidiaries as of December 31,
1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Insurance Group, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                      Coopers & Lybrand L.L.P.







Indianapolis, Indiana
February 25, 1998

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
            for the Years Ended December 31, 1997, 1996 and 1995


                                                    December 31,
                                          1997          1996          1995

Premiums earned                       $194,586,632  $167,304,414  $143,865,821
Net investment income                   16,371,711    14,908,285    14,563,820
Net realized investment gains            4,477,580     3,793,778     1,538,281
Other income (expense)                   1,042,350       562,198      (146,345)

      Total revenues                   216,478,273   186,568,675   159,821,577

Losses and loss adjustment expenses    149,218,731   130,101,192    99,123,849
General operating expenses              16,505,515    13,766,868    14,155,631
Interest expense                           732,047       307,887           ---
Amortization expenses                   42,893,857    36,442,635    30,820,058

      Total expenses                   209,350,150   180,618,582   144,099,538

Income before taxes                      7,128,123     5,950,093    15,722,039
Income taxes (benefit)
 Current                                 1,067,000       702,141     3,554,000
 Deferred                                 (860,000)     (552,000)      551,000

      Total income taxes                   207,000       150,141     4,105,000

      Net income                      $  6,921,123  $  5,799,952  $ 11,617,039

Weighted average shares outstanding      6,683,536     6,779,284     6,770,081

Per share data:
 Basic earnings per share             $       1.04  $       0.86  $       1.72

 Diluted earnings per share           $       1.03  $       0.85  $       1.71


The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                      as of December 31, 1997 and 1996

                                                           December 31,
                                                        1997          1996
                   ASSETS
Investments:
  Fixed maturities--available for sale, at market
    value (cost $239,662,000 and $234,356,000)      $248,404,304  $238,343,040
  Equity securities, at market
    (cost $41,430,000 and $33,779,000)                54,378,947    40,629,633
  Short-term investments, at cost, which
    approximates market                                3,996,232     1,326,634
  Other invested assets                                1,647,102     1,390,176
        Total investments                            308,426,585   281,689,483

Cash                                                   1,188,423     3,128,154
Premium receivable, net of allowance for bad debts     4,343,157     4,674,984
Accrued investment income                              3,130,712     3,241,125
Deferred policy acquisition costs                     17,651,544    16,690,275
Goodwill                                              15,479,456    16,848,829
Reinsurance receivables                               48,850,066    45,850,830
Prepaid reinsurance premiums                           3,861,507     5,020,605
Due from Meridian Mutual Insurance Company             7,723,277     8,973,672
Other assets                                           2,931,077    11,679,744
        Total assets                                $413,585,804  $397,797,701

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                 $169,801,326  $161,309,239
Unearned premiums                                     82,839,333    84,065,751
Other post-employment benefits                         1,933,181     1,417,814
Bank loan payable                                     11,375,000    11,875,000
Reinsurance payables                                   9,078,076     8,664,358
Other liabilities                                      6,664,653     8,291,558
        Total liabilities                            281,691,569   275,623,720

Shareholders' equity:
 Common shares, no par value, Authorized-20,000,000
   Issued-6,781,364 and 6,779,375, Outstanding-
   6,626,864 and 6,779,375 at December 31, 1997
   and 1996, respectively                             44,110,416    44,077,846
 Treasury shares, at cost; 154,500 shares             (2,308,188)          ---
 Contributed capital                                  15,058,327    15,058,327
 Unrealized appreciation of investments, net of
   deferred income taxes                              14,349,232     7,141,846
 Retained earnings                                    60,684,448    55,895,962
        Total shareholders' equity                   131,894,235   122,173,981
        Total liabilities and shareholders' equity  $413,585,804  $397,797,701


The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            for the Years Ended December 31, 1997, 1996 and 1995

                                                                     Unrealized
                                                                    Appreciation
                                Common      Treasury   Contributed (Depreciation)  Retained
                                Shares       Shares      Capital   of Investments  Earnings
Balance at January 1, 1995   $43,930,722  $       ---  $15,058,327  $(7,281,724) $42,545,114
Net income                           ---          ---          ---          ---   11,617,039
Unrealized appreciation of
 investment securities, net
 of deferred income taxes            ---          ---          ---   14,123,969          ---
Dividends ($0.28 per share)          ---          ---          ---          ---   (1,896,743)
Repurchase and retirement
 of 6,479 common shares          (77,033)         ---          ---          ---          ---
Exercise of stock options
 for 40,521 common shares        222,996          ---          ---          ---          ---
Balance at December 31, 1995  44,076,685          ---   15,058,327    6,842,245   52,265,410
Net income                           ---          ---          ---          ---    5,799,952
Unrealized appreciation of
 investment securities, net
 of deferred income taxes            ---          ---          ---      299,601          ---
Dividends ($0.32 per share)          ---          ---          ---          ---   (2,169,400)
Repurchase and retirement
 of 1,472 common shares          (22,080)         ---          ---          ---          ---
Exercise of stock options
 for 4,042 common shares          23,241          ---          ---          ---          ---
Balance at December 31, 1996  44,077,846          ---   15,058,327    7,141,846   55,895,962
Net income                           ---          ---          ---          ---    6,921,123
Unrealized appreciation of
 investment securities, net
 of deferred income taxes            ---          ---          ---    7,207,386          ---
Dividends ($0.32 per share)          ---          ---          ---          ---   (2,132,637)
Issuance of 1,989 common
 shares                           32,570          ---          ---          ---          ---
Repurchase of 154,500 common
 shares                              ---   (2,308,188)         ---          ---          ---
Balance at December 31, 1997 $44,110,416  $(2,308,188) $15,058,327  $14,349,232  $60,684,448

<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
            for the Years Ended December 31, 1997, 1996 and 1995

                                                     December 31,
                                            1997         1996          1995
Cash flows from operating activities:
 Net income                             $ 6,921,123  $ 5,799,952  $ 11,617,039
 Reconciliation of net income to net
  cash provided by operating activities:
   Realized investment gains             (4,477,580)  (3,793,778)   (1,538,281)
   Amortization                          42,893,857   36,442,635    30,820,058
   Deferred policy acquisition costs    (43,475,066) (39,321,446)  (32,068,780)
   Increase (decrease) in unearned
     premiums                            (1,226,418)   2,034,199     4,895,409
   Increase (decrease) in loss and loss
     adjustment expenses                  8,492,087   11,054,147      (177,410)
   Decrease (increase) in amount due
     from Meridian Mutual                 1,250,395      385,131    (2,548,320)
   Decrease (increase) in reinsurance
     receivables                         (2,999,236)  (7,352,448)      234,172
   Decrease (increase) in prepaid
     reinsurance premiums                 1,159,098     (349,547)        2,654
   Decrease in other assets               5,549,960    2,064,651        66,763
   Increase in other post-employment
     benefits                               515,367      119,436       197,223
   Increase in reinsurance payables         413,718    1,800,732       972,951
   Increase (decrease) in other
     liabilities                         (1,839,705)  (1,866,664)      116,619
   Other, net                               769,010      (61,732)    1,193,850
 Net cash provided by operating
  activities                             13,946,610    6,955,268    13,783,947

Cash flows from investing activities:
 Purchase of fixed maturities           (54,141,776) (47,518,736)  (39,897,557)
 Proceeds from sale of fixed maturities  26,135,592   38,131,207    17,111,272
 Proceeds from calls, prepayments and
   maturity of fixed maturities          22,393,353   24,843,739    14,404,070
 Purchase of equity securities          (33,956,533) (19,794,358)  (15,735,622)
 Proceeds from sale of equity securities 31,160,867   18,633,656     9,556,180
 Net (increase) decrease in short-term
   investments                           (2,669,598)   3,300,088     1,641,491
 Decrease (increase) in other invested
   assets                                  (256,926)    (336,271)       31,366
 Acquisition of subsidiary                      ---  (30,262,442)          ---
 Increase (decrease) in securities
   payable                                  401,707   (1,533,830)    1,117,355
 Net cash used in investing activities  (10,933,314) (14,536,947)  (11,771,445)

Cash flows from financing activities:
 Repurchase of common stock              (2,308,188)     (22,080)      (77,033)
 Exercise of stock options                      ---       23,241       222,996
 Proceeds from bank loan                        ---   12,000,000           ---
 Repayment of bank loan                    (500,000)    (125,000)          ---
 Dividends paid                          (2,144,839)  (2,101,426)   (1,826,933)
 Net cash provided by (used in)
   financing activities                  (4,953,027)   9,774,735    (1,680,970)

 Increase (decrease) in cash             (1,939,731)   2,193,056       331,532
 Cash at beginning of year                3,128,154      935,098       603,566
 Cash at end of year                   $  1,188,423  $ 3,128,154  $    935,098


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Summary of Significant Accounting Policies:

   Nature of Operations:
   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 47.5 percent of the outstanding common shares of the Company. The Company is a regional holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Both Citizens Fund and ICO, along with their holding company, Citizens Security Group Inc. ("CSGI"), were acquired by the Company on July 31, 1996. CSGI was subsequently dissolved on February 7, 1997.

   Effective August 1, 1996, Citizens Fund, ICO and Citizens Security Mutual Insurance Company ("Citizens Security Mutual"), the former majority shareholder of CSGI, became participants in a reinsurance pooling arrangement with Meridian Mutual and Meridian Security, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to the change, Meridian Security and Meridian Mutual were the only participants in the reinsurance pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies. (See Note 5-Related Party Transactions.)

   Meridian Mutual writes a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,075 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Ohio, Pennsylvania, Tennessee, and Wisconsin. Meridian Security writes primarily personal and farm lines through approximately 625 independent insurance agencies, many of which are cross-licensed with Meridian Mutual. Meridian Security is licensed to write business in all states in which Meridian Mutual is licensed, except for the state of Washington. Citizens Security Mutual offers a variety of personal and commercial insurance products in the states of Illinois, Indiana, Iowa, Minnesota, Missouri, North Dakota, Ohio, South Dakota, Tennessee, and Wisconsin through a network of approximately 400 independent insurance agencies. Citizens Fund writes primarily personal lines through approximately 80 independent insurance agencies in the states of Iowa, Minnesota, North Dakota, Ohio, South Dakota, and Wisconsin. In 1997, ICO discontinued writing business in the state of Ohio. The in-force business previously written by ICO is currently being renewed in Meridian Security.

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

   Principles of Consolidation:
   The consolidated financial statements include the accounts of Meridian Insurance Group, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Investments:
   Fixed maturity investments include bonds, notes, mortgage backed pass-through securities, collateralized mortgage obligations, other asset backed securities and sinking fund preferred stocks. The fixed maturity portfolio is invested entirely in securities classified as available for sale and is carried at quoted market values. Equity securities, consisting of unaffiliated common and perpetual preferred stocks, are reported at quoted market values. Short-term investments are recorded at cost, approximating market value. Other investments include limited partnerships recorded on the equity method and a mortgage loan stated at the aggregate unpaid balance.

   Realized gains or losses on disposition of investments are determined on a specific identification basis. Unrealized gains and losses resulting from changes in the valuation of both equity securities and fixed maturities available for sale are recorded as a component of shareholders' equity, net of applicable deferred income taxes.

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

   Deferred Policy Acquisition Costs:
   Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is earned. The method used in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, and also considers the effects of anticipated investment income, losses and loss adjustment expenses, and certain other costs anticipated to be incurred as the premium is earned. In connection with the acquisition of Citizens Fund and ICO, the Company allocated a portion of its cost to an asset representing the estimated equity in the unearned premium reserve of the acquired book of business. The asset was amortized in 1996 and 1997 as the related premium revenue was recognized.

   Goodwill:
   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period. The Company continually monitors the value of its goodwill based on estimates of future earnings of the subsidiaries that were acquired. If it is determined that changes in such projected earnings no longer supports the recoverability of goodwill over the remaining amortization period, the carrying value would be reduced with a corresponding charge to expense or the amortization period would be shortened. As of December 31, 1997, no material changes have occurred.

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

   Earnings Per Share:
   The Company has adopted Statement of Financial Accounting
   Standards ("SFAS") No. 128, "Earnings Per Share", which requires changes in the computation, presentation, and disclosure of earnings per share. This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all companies with complex capital structures. SFAS No. 128 also replaces the presentation of primary earnings per share with a basic earnings per share computation and eliminates the modified treasury stock method and the three percent materiality provision as was required under the Accounting Principles Board Opinion No. 15. This Statement became effective for financial statements with fiscal years ending after December
   15, 1997.  All prior period information presented has been restated.

   Impact of New Accounting Pronouncements:
   In June 1997 the Financial Accounting Standards Board issued SFAS
   No. 130, "Reporting Comprehensive Income" and SFAS No. 131,
   "Disclosures about Segments of an Enterprise and Related
   Information". The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company did not elect early adoption of either pronouncement but will adopt both Statements as of January
   1, 1998, as required. If the Company had adopted SFAS No. 130 as of December 31, 1997, other comprehensive income would have consisted of unrealized appreciation of investment securities, net of deferred income taxes of approximately $7,200,000. The effect of adopting SFAS No. 131 as not yet been determined in regards to the impact on the Company's consolidated financial statement disclosures.

 2.  Investments:

   The Company's net investment income for the periods ended
   December 31, 1997, 1996 and 1995 are summarized as follows:

                                             1997         1996         1995
   Interest on fixed maturities:
      Tax-exempt securities              $ 3,909,985  $ 3,875,822  $ 3,578,156
      Taxable securities                   9,905,146    8,686,144    8,727,315
   Dividends on redeemable preferred stock 2,078,536    2,489,104    2,402,974
   Dividends on equity securities            879,579      773,238      560,390
   Interest on short-term investments        156,128      243,837      247,272
   Other investment income                   187,159       93,861       84,873
      Total investment income             17,116,533   16,162,006   15,600,980
   Investment expenses                       744,822    1,253,721    1,037,160
       Net investment income             $16,371,711  $14,908,285  $14,563,820

   Net realized and unrealized gains on investments are summarized as follows:

                                             1997         1996         1995
Realized gains (losses):
  Fixed maturities                       $    14,108  $  (456,602) $    87,370
  Equity securities                        5,052,295    4,559,380    1,458,589
  Other invested assets                          ---          ---       (7,678)
     Total realized investment gains       5,066,403    4,102,778    1,538,281
  Investment expenses                        588,823      309,000          ---
     Net realized investment gains       $ 4,477,580  $ 3,793,778  $ 1,538,281

Net change in unrealized appreciation
  (depreciation):
  Fixed maturities, available for sale   $ 4,755,339  $(2,234,493) $16,313,966
  Equity securities                        6,098,280    2,692,197    5,104,315
  Limited partnerships                       235,767       83,897       59,688
  Deferred income tax expense             (3,882,000)    (242,000)  (7,354,000)
     Net change in unrealized
      appreciation                       $ 7,207,386  $   299,601  $14,123,969

Net change in unrealized depreciation
  of fixed maturities, held to maturity  $       ---  $       ---  $  (367,533)

   The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1997 and 1996, are as follows:

                                                 Gross    Gross     Estimated
                                   Amortized  Unrealized Unrealized   Market
                                      Cost       Gains    Losses      Value
December 31, 1997
Available for sale:
  Government and agency
   domestic bonds               $  9,992,300 $  494,746 $   13,916 $ 10,473,130
  Municipal bonds                 71,000,487  3,345,436    118,097   74,227,826
  Corporate bonds                 82,661,920  2,381,660      7,448   85,036,132
  Mortgage-backed securities      42,479,390    972,915     99,833   43,352,472
  Sinking fund preferred stocks   33,528,199  1,822,517     35,972   35,314,744
    Total fixed maturity
     securities                 $239,662,296 $9,017,274 $  275,266 $248,404,304

December 31, 1996
Available for sale:
  Government and agency
   domestic bonds               $ 11,441,004 $  317,830 $   50,708 $ 11,708,126
  Municipal bonds                 73,550,278  1,954,019    302,450   75,201,847
  Corporate bonds                 61,810,087  1,141,551    152,224   62,799,414
  Mortgage-backed securities      54,090,640    714,993    155,481   54,650,152
  Sinking fund preferred stocks   33,464,362  1,080,656    561,517   33,983,501
    Total fixed maturity
     securities                 $234,356,371 $5,209,049 $1,222,380 $238,343,040

   The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                      Amortized      Market
                                                         Cost         Value
   Available for sale:
     Due in one year or less                        $  6,614,936  $  6,659,349
     Due after one year through five years            32,648,148    33,426,698
     Due after five years through ten years           61,985,776    64,758,746
     Due after ten years through fifteen years        29,646,907    31,089,477
     Due after fifteen years through twenty years      8,094,972     8,464,107
     Due after twenty years                           58,192,167    60,653,455
        Subtotal                                     197,182,906   205,051,832
     Mortgage-backed securities                       42,479,390    43,352,472
        Total fixed maturity securities             $239,662,296  $248,404,304

   Proceeds from sales of investments in fixed maturity securities during 1997, 1996 and 1995, respectively, were $26,135,592,
   $38,131,207 and $17,111,272.  During 1997, 1996 and 1995,
   respectively, gross gains of $338,920, $197,320 and $445,260 and gross losses of $324,812, $653,922 and $357,890 were realized on those sales.

   Unrealized appreciation of equity securities at December 31, 1997 totaled $12,948,869 representing $14,400,487 of gains on certain securities and $1,451,618 of losses on other securities.

 3.  Acquisition:

   On July 31, 1996, the Company acquired Citizens Security Group Inc. and its property and casualty insurance subsidiaries, Citizens Fund Insurance Company and Insurance Company of Ohio, for a cash purchase price of $30,262,442, including capitalized acquisition costs. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio and the remainder was financed through bank debt. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets resulted in goodwill of approximately $14,501,000, which is being amortized over a 25 year period on the straight-line basis.

   The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. Unaudited pro-forma condensed consolidated results of operations presented below assumed the acquisition and financing of the transaction had occurred at the beginning of each period presented:

                                                        1996          1995

      Premiums earned                               $185,808,000  $174,501,000
      Total revenues                                $206,201,000  $192,416,000
      Net income                                    $  4,138,000  $ 11,310,000
      Basic and diluted earnings per share          $       0.61  $       1.67

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

 4.  Bank Loan Payable:

   The Citizens Security Group acquisition was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points, which was 6.375 percent and 6.09375 percent at December 31, 1997 and 1996, respectively. The bank loan will mature on August 1, 2003. The Company is required to make principal payments in accordance with the following schedule:

      1998                                           $ 1,250,000
      1999                                             1,625,000
      2000                                             2,000,000
      2001                                             2,125,000
      Thereafter                                       4,375,000
      Total payments outstanding                     $11,375,000

   The principal balance of the bank loan as of December 31, 1997 approximates its market value. Interest paid on the loan during 1997 and 1996 amounted to $732,047 and $187,887, respectively. The bank debt includes certain financial covenants, the most significant of which concern the amounts of risk based capital, statutory policyholders' surplus, total debt, debt to capitalization and debt service coverage (the relationship of dividends available from the Company's insurance subsidiaries to required principal and interest payments).

 5.  Related Party Transactions:

   Meridian Security, Citizens Fund, ICO, Meridian Mutual and Citizens Security Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which essentially all premiums, losses and loss adjustment expenses as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Citizens Security Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

   Since the acquisition of Citizens Security Group on August 1, 1996, the reinsurance pool participation percentages of the Company's insurance subsidiaries totaled 74 percent. Prior to August 1, Meridian Security and Meridian Mutual were the only participants in the aforementioned pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies.

   For the year ended December 31, 1997, approximately 88 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1996 and 1995, approximately 88 percent and 90 percent, respectively, was derived from the pooling arrangement.

   Effective January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Citizens Security Mutual. This transfer of employees allowed for the integration of benefit plans, thus increasing management efficiencies and allowing for enhanced benefit options, such as the use of the Company's common stock as compensation.

   Also as a result of the employee transfer, the Company assumed the operations of the previously established benefit plans of Meridian Mutual. Included in these benefit plans was a non-contributory pension plan that covers substantially all employees, a non-tax qualified supplemental retirement plan for certain key employees, and a multi-employer plan for other post-retirement benefits.
   (See Note 9-Pension and Other Post-Retirement Benefit Plans) The Company also assumed a 401(k) plan whereby employees can contribute up to 16 percent of their compensation, with the Company contributing 50 percent of the employee contribution on the first
   6 percent. Costs related to these benefit plans are allocated to each company in accordance with their percentage participation under the pooling agreement.

   The Company's non-insurance subsidiaries are provided office space and various services by Meridian Mutual and Meridian Security.
   Expenses are allocated to such subsidiaries on the basis of specifically identified or estimated costs.

 6.  Liability for Losses and Loss Adjustment Expenses:

   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                          1997          1996          1995

   Balance at beginning of period     $161,309,239  $123,577,240  $123,754,650
   Less reinsurance recoverables        41,819,308    31,204,462    31,815,440
   Net balance at beginning of period  119,489,931    92,372,778    91,939,210

   Net reserves acquired                       ---    20,685,369           ---

   Incurred related to:
     Current year                      165,576,734   137,817,367   104,584,909
     Prior years                       (16,358,003)   (7,716,175)   (5,461,060)
       Total incurred                  149,218,731   130,101,192    99,123,849
   Paid related to:
     Current year                       97,447,542    93,199,000    61,791,602
     Prior years                        50,332,258    30,470,408    36,898,679
       Total paid                      147,779,800   123,669,408    98,690,281

   Net balance at end of period        120,928,862   119,489,931    92,372,778
   Plus reinsurance recoverables        48,872,464    41,819,308    31,204,462
   Balance at end of period           $169,801,326  $161,309,239  $123,577,240

   The reconciliation for 1997 shows an approximately $16.4 million reduction in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in 1996 and prior accident years for the Company's commercial automobile liability, workers' compensation lines and commercial multiple-peril lines of business were the primary factors in the most recent period reduction. The Company also experienced favorable underwriting trends from its involvement in the involuntary National Workers' Compensation Pool.

 7.  Reinsurance:

   The companies that participate in the reinsurance pooling agreement reduce the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with unrelated third party insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable.
   Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy.
   Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers.

   The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require a specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Citizens Security Mutual, Citizens Fund, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverage under those contracts applied to all risks written by each of the companies. Treaty coverage was purchased to cover property and liability exposures in excess of $200,000 and $250,000, respectively, up to the limits set forth in the individual treaty. (In 1996, the retention was $200,000 for both property and liability.) Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

   Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $115,000,000. (The 1996 limit for both windstorms and earthquakes was $65,000,000.) Two other catastrophe reinsurance treaties provided coverage when losses sustained from multiple catastrophic events aggregate beyond a specified retention. Under these two treaties, the combined retention was 2.5 percent of subject earned premiums, plus five percent of losses up to the $22,000,000 contractual limit.

   Approximately 92 percent of the Company's ceded reserves for losses and loss adjustment expenses were with Employers Reinsurance Corporation, Michigan Catastrophic Claims Association and Swiss Reinsurance America Corporation. The effect of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                          1997          1996          1995
   Premiums written:
     Direct                           $210,393,552  $181,680,624  $152,596,128
     Assumed                               718,004     3,730,504     7,269,782
     Ceded                             (16,592,247)  (16,216,479)  (11,102,025)
     Net                              $194,519,309  $169,194,649  $148,763,885

   Premiums earned:
     Direct                           $211,105,812  $176,718,644  $149,748,331
     Assumed                             1,232,165     6,425,316     5,222,170
     Ceded                             (17,751,345)  (15,839,546)  (11,104,680)
     Net                              $194,586,632  $167,304,414  $143,865,821

   Losses and loss adjustment
    expenses incurred:
     Direct                           $168,173,120  $154,237,419  $100,670,392
     Assumed                             1,355,214     2,857,470     5,127,784
     Ceded                             (20,309,603)  (26,993,697)   (6,674,327)
     Net                              $149,218,731  $130,101,192  $ 99,123,849

   On December 29, 1995, Meridian Mutual entered into an indemnity reinsurance agreement with Celina Mutual Insurance Company regarding commercial line business in the state of Pennsylvania. This transaction was recorded as assumed written premium, which was earned over the succeeding twelve months. Renewals of these policies are now being recorded as direct business on Meridian Mutual. Through the pooling agreement, Meridian Security assumed premiums written of approximately $2,100,000 and ceding commissions of approximately $409,000.

 8.  Deferred Policy Acquisition Costs:

   Changes in deferred policy acquisition costs are summarized as follows:

                                            1997         1996          1995

    Deferred, beginning of period        $16,690,275  $13,354,600  $11,977,429
    Additions:
      Commissions                         32,391,959   30,593,227   25,797,651
      Equity in acquired unearned
       premium reserve                           ---    2,312,841          ---
      Ceding commission                          ---          ---      409,350
      Premium taxes                        2,375,996    2,458,670    1,625,370
      Other                                8,707,111    3,956,708    4,236,409
        Total additions                   43,475,066   39,321,446   32,068,780
    Amortization expense                  42,513,797   35,985,771   30,691,609
    Deferred, end of period              $17,651,544  $16,690,275  $13,354,600

 9.  Pension Plans and Other Post-Retirement Benefit Plans:

  Effective January 1, 1997, the Company became the employer of all employees who were formerly employed by Meridian Mutual and Citizens Security Mutual. As a result of this transfer, all employee benefit plans that were previously under Meridian Mutual and Citizens Security Mutual were merged into the Company plans.

  The Company maintains a defined benefit pension plan for the benefit of eligible employees. Under the plan, all employees of the Company completing more than 1,000 hours of employment in a 12-month period become eligible to participate. The plan provides for a pension annuity beginning at age 65 based on the employee's average monthly base pay during the five highest consecutive salary years out of the last ten. Provisions for delayed retirement benefits, early retirements benefits after age 55, disability and death benefits, optional methods for benefit payment, payments to an employee who leaves after a certain number of years of service, and payments to an employee's surviving spouse are also covered under the plan.

  The Company also maintains a non-tax qualified supplemental retirement income plan for certain key employees who participate in the defined benefit pension plan. The plan provides additional benefits in excess of the limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code on plans to which those sections apply. The benefit is in the form of a straight life annuity over the lifetime of the participant, and commences on the participant's normal retirement date.

  The following table presents a reconciliation of the funded status for the Company's defined benefit pension plan and supplemental retirement income plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1997:

                                                        Defined    Supplemental
                                                        Pension     Retirement
     Actuarial present value of benefit obligations:
       Vested benefit obligation                      $17,360,209  $   342,411
       Non-vested benefit obligation                      343,764       10,220
       Accumulated benefit obligation                  17,703,973      352,631
       Additional amounts related to projected pay
         increases                                      5,728,743      407,471
       Projected benefit obligation                    23,432,716      760,102
     Plan assets at fair value                         31,582,957          ---
     Funded Status                                      8,150,241     (760,102)
     Unrecognized transition obligation                (7,548,032)         ---
     Unrecognized prior service costs                         ---      239,676
     Unrecognized net (gain) loss                        (208,920)      74,012
     Prepaid asset/(accrued liability) at December 31,
       1997                                           $   393,289  $  (446,414)

  A 7.0 percent weighted average discount rate was assumed in determining the accumulated benefit obligation and a 5.0 percent average salary increase was used to project the additional pay increase on both plans. The expected return on assets for the defined pension plan was assumed to be 8.25 percent. Net periodic pension costs for the defined benefit pension plan and the supplemental retirement income plan for the year ended December 31, 1997 included the following components:

                                                       Defined     Supplemental
                                                       Pension      Retirement

     Service costs                                   $   705,872   $    21,400
     Interest costs                                    1,098,786        34,016
     Actual return on assets                          (3,176,536)          ---
     Net amortization and deferral                     1,080,844        17,077
     Net periodic pension cost/(income)              $  (291,034)  $    72,493

  In addition to pension benefits, the Company provides certain health care and life insurance benefits ("post-retirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company also provides medical benefits for early retirees (eligible upon attainment of age 55 and five years service up to age 65) and group term life insurance that phases out over a five year period from the retirement date.

  The following table presents the components of the plan's
  accumulated post-retirement benefit obligation as of December 31,
  1997 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheet at December
  31, 1997:
                                                                 1997
     Accumulated post-retirement benefit obligation:
       Retired employees                                     $   310,545
       Active employees:
          Not yet eligible                                     1,308,235
          Fully eligible                                         333,694
       Obligation at December 31, 1997                         1,952,474
     Plan assets at fair value                                       ---
     Funded status                                             1,952,474
     Unrecognized net loss                                       (72,418)
     Accrued liability at December 31, 1997                  $ 1,880,056

  A 7.0 percent weighted average discount rate was used to determine the accumulated post-retirement benefit obligation at December 31, 1997. Net periodic post-retirement pension costs for the year ended December 31, 1997 included the following:

                                                                 1997

     Service costs                                           $   107,313
     Interest costs                                               75,838
     Amortization of prior unrecognized gain                     (29,704)
       Total net periodic costs                              $   153,447

  The assumed rate of future increases in per capita cost of health care benefits was 8.0 percent for the first year and 6.0 percent for all years thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation by approximately $213,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $34,000.

  Prior to January 1, 1997, Meridian Security, Citizens Fund and ICO had no employees and were dependent on the business and operations of Meridian Mutual and Citizens Security Mutual. Meridian Mutual had a defined pension plan covering substantially all employees and a non-tax qualified retirement plan for certain key employees. Related pension costs allocated to the Company were immaterial to the results of operations for the periods ended December 31, 1996 and 1995. The Company also participated in the multi-employer plan for other post-retirement benefits offered by Meridian Mutual to employees, including medical benefits for early retirees (eligible upon attainment of age 55 and five years of service up to age 65) and group term life insurance that phases out over a five year period from the retirement date. Related costs allocated to the Company were approximately $53,000 and $98,000 for 1996 and 1995, respectively.

10.  Income Taxes:

  Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                             1997        1996         1995

   Tax at statutory rate                 $ 2,381,000  $ 2,023,000  $ 5,403,000
   Tax-exempt interest                    (1,131,000)  (1,134,000)  (1,005,000)
   Dividends received deduction             (613,000)    (619,000)    (598,000)
   Loss, LAE and salvage and subrogation
     fresh start                            (137,000)     (17,000)      (7,000)
   Nondeductible expenses                    277,000      168,000      109,000
   Other                                    (570,000)    (270,859)     203,000
    Total income taxes                   $   207,000  $   150,141  $ 4,105,000

   The Revenue Reconciliation Act of 1990 required insurance companies to accrue future recoveries of salvage and subrogation on a discounted basis. A fresh start of 87 percent of the beginning 1990 discounted balance was provided for by that act, which was to be amortized over the life of the reserves. The impact of this provision resulted in an aggregate tax benefit of approximately $923,000. During 1997, the remaining unamortized fresh start was fully recognized, resulting in a tax reduction of approximately $3,000. No amortization was recognized in 1996 and $7,000 was recognized in 1995.

   The Tax Reform Act of 1986 allowed for a fresh start deduction for reserve discounting requirements, which was to be amortized over the life of the reserve. This produced an aggregate tax benefit of approximately $900,000. The remainder of the unamortized fresh start was fully recognized in 1997, resulting in a tax reduction of approximately $134,000. In 1996, the tax effect on the recognized amortization amounted to approximately $17,000 and no amortization was recognized in 1995.

   Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded a net deferred tax liability in 1997 and a deferred tax asset in 1996 and 1995. The net deferred tax asset/liability at December 31, 1997, 1996 and 1995, is comprised of the following:

                                             1997         1996         1995
  Deferred tax assets:
   Unearned premium reserves             $ 5,528,000  $ 5,533,000  $ 4,336,000
   Loss and loss adjustment expense
    reserves and salvage and subrogation   6,248,000    6,336,000    4,980,000
   Other post-employment benefits            677,000      496,000      454,000
   Other                                   1,431,000      875,000          ---
      Total deferred tax assets           13,884,000   13,240,000    9,770,000
  Deferred tax liabilities:
   Deferred policy acquisition costs       6,178,000    5,842,000    4,674,000
   Investments                               144,000      327,000      178,000
   Unrealized appreciation on investment
    securities                             7,731,000    3,849,000    3,607,000
   Other                                      56,000      425,000       34,000
      Total deferred tax liabilities      14,109,000   10,443,000    8,493,000
  Net deferred tax asset (liability)     $  (225,000) $ 2,797,000  $ 1,277,000

   The Company has paid income taxes during the last three preceding years of $1,110,000 in 1997, $1,678,000 in 1996 and $3,248,000 in
   1995.

11.  Earnings Per Share:

  The following table reflects the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995.

                                              Income       Shares    Per Share
                                            (Numerator) (Denominator)  Amount
December 31, 1997
  Basic earnings per share
    Income available to common stockholders $ 6,921,123   6,683,536   $  1.04
  Effect of dilutive securities
    Stock options                                   ---      45,923
  Diluted earnings per share
    Income available to common stockholders $ 6,921,123   6,729,459   $  1.03

December 31, 1996
  Basic earnings per share
    Income available to common stockholders $ 5,799,952   6,779,284   $  0.86
  Effect of dilutive securities
    Stock options                                   ---      28,165
  Diluted earnings per share
    Income available to common stockholders $ 5,799,952   6,807,449   $  0.85

December 31, 1995
  Basic earnings per share
    Income available to common stockholders $11,617,039   6,770,081   $  1.72
  Effect of dilutive securities
    Stock options                                   ---      18,813
  Diluted earnings per share
    Income available to common stockholders $11,617,039   6,788,894   $  1.71

12.  Statutory Information:

  Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $5,000,000 in 1997, $3,900,000 in 1996 and $2,400,000 in 1995. As of December 31, 1997, approximately $10,200,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

  The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                          1997          1996          1995

    Statutory capital and surplus     $115,280,000  $105,506,000  $ 90,952,000
    Statutory net investment income   $ 15,212,000  $ 15,809,000  $ 14,733,000
    Statutory net income              $  6,140,000  $  3,307,000  $ 11,625,000

13.   Shareholders' Equity:

  In May 1997, the Shareholders of Meridian Insurance Group, Inc. approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 20,500,000, with the additional shares being preferred stock. The amendment provides that the preferred shares may be issued from time to time in one or more series. The Board of Directors, without further approval of the holders of common shares, would be authorized to fix the dividend rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges, and restrictions applicable to each such series of preferred shares. As of December 31, 1997, no preferred shares have been granted or issued.

  In 1987, the Company's Board of Directors and Shareholders approved an Incentive Stock Plan ("Plan") for the purpose of attracting and retaining key employees. The maximum number of common shares to be authorized for issuance was limited to 750,000 shares over a 10 year term. Awards under the Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan. Under the 1987 Plan, which expired on January 21, 1997, total options with respect to 477,144 shares were granted and 272,856 options had expired. In early 1996, the Board of Directors and Shareholders approved the 1996 Employee Incentive Stock Plan, which would eventually replace the 1987 Plan. Under the 1996 Plan, which became effective on May 8, 1996, the maximum number of shares authorized for issuance is 750,000 shares over the next ten years. During 1997, options with respect to 247,267 were granted under the 1996 Plan.

  The Company also has a Director's Stock Plan that provides for an aggregate maximum of up to 150,000 common shares to be issued upon the exercise of stock options granted to outside directors, who are defined as non-employee directors of the Company or Meridian Mutual. Each outside director will automatically be granted an option to purchase 1,000 common shares on the date of each annual meeting of shareholders up until termination of the plan. The exercise price per share for each option will be equal to the fair market value of a common share on the date of grant. Each option will be exercisable commencing one year after the date of the grant and will expire no later than 10 years after the date of the grant. As of December 31, 1997, total options with respect to 64,000 shares have been granted.

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined using the fair value of the options at the grant dates in accordance with SFAS No. 123, the Company's net income and earnings per share for the periods ended December 31, 1997, 1996 and 1995 would have been reduced by the following pro-forma amounts: $640,000, $143,000 and $53,000 and $0.10, $0.02 and
  $0.01, respectively. The weighted average grant date fair value of options granted during the year was estimated to be $20.89, $18.24 and $18.22 using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 6.29 percent, 6.55 percent and 6.70 percent; dividend yield of 2.29 percent, 2.15 percent and 2.35 percent; and volatility of 26.38 percent, 31.38 percent and 35.77 percent. As of December 31, 1997, options outstanding under these plans had an exercise price that ranged from $11.88 to $18.75 and a remaining weighted average contractual life of 6 years.

  Stock options granted by the Company for the periods ended
  December 31, 1997, 1996 and 1995 are summarized in the following table:

                                   1997             1996             1995
                             Weighted         Weighted         Weighted
                               Price  Shares    Price  Shares    Price  Shares

  Outstanding at January 1    $12.28 303,324   $11.69 313,781   $10.88 328,401
  Granted                      16.05 259,267    14.04  31,000    14.27  37,000
  Exercised during the year      ---     ---     5.75  (4,042)    5.75 (30,521)
  Canceled during the year     14.08 (58,789)    9.51 (37,415)   12.20 (21,099)
  Outstanding at December 31   14.01 503,802    12.28 303,324    11.69 313,781

  Portion thereof  exercisable
    at December 31            $13.68 461,802   $12.30 272,324   $11.52 278,781

  Available for future grants        588,733        1,120,856          401,856

14.  Unaudited Selected Quarterly Financial Data:
     (Amounts in thousands except per-share data)

                                                 Quarter Ended
                               March 31    June 30   September 30  December 31
   1997
   Revenues                   $  52,908   $  54,527   $  54,592     $  54,451
   Net income                 $     310   $   1,802   $   3,019     $   1,790
   Basic earnings per share   $    0.05   $    0.27   $    0.46     $    0.27
   Diluted earnings per share $    0.05   $    0.27   $    0.45     $    0.27

   1996
   Revenues                   $  41,400   $  43,262   $  48,990     $  52,917
   Net income                 $     595   $     702   $   1,806     $   2,697
   Basic earnings per share   $    0.09   $    0.10   $    0.27     $    0.40
   Diluted earnings per share $    0.09   $    0.10   $    0.26     $    0.39

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held May 13, 1998.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 13, 1998.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 13, 1998.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 13, 1998.

                               PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report.

  (1) Financial Statements:

      Report of Independent Accountants
      Financial Statements:
        Consolidated Statement of Income for the years ended December
          31, 1997, 1996 and 1995
        Consolidated Balance Sheet as of December 31, 1997 and 1996 Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995
        Consolidated Statement of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements

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

  (3) Exhibits:
      See Index to Exhibits

(b)   Reports on Form 8-K:
      No reports on Form 8-K were filed during the year ended December 31, 1997.

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

                                        Meridian Insurance Group, Inc.

                                        By:  /s/  Steven R. Hazelbaker
                                        Steven R. Hazelbaker
                                        Vice President, Chief Financial
                                        Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 18, 1998, on behalf of the registrant in the capacities indicated:



      /s/ Ramon L. Humke                 /s/ John T. Hackett
     Ramon L. Humke                     John T. Hackett
     Chairman of the Board              Director


      /s/ Norma J. Oman                  /s/ David M. Kirr
     Norma J. Oman                      David M. Kirr
     President, Chief Executive         Director
     Officer and Director


      /s/ Timothy J. Hanrahan            /s/ Sarah W. Rowland
     Timothy J. Hanrahan                Sarah W. Rowland
     Senior Vice President              Director


      /s/ Carl W. Buedel                 /s/ Van P. Smith
     Carl W. Buedel                     Van P. Smith
     Senior Vice President              Director


      /s/ J. Mark McKinzie               /s/ Thomas H. Sams
     J. Mark McKinzie                   Thomas H. Sams
     Senior Vice President, Secretary   Director
     and General Counsel


      /s/ Harold C. McCarthy             /s/ Scott S. Broughton
     Harold C. McCarthy                 Scott S. Broughton
     Director                           Director


      /s/ Joseph D. Barnette, Jr.
     Joseph D. Barnette, Jr.
     Director

                       MERIDIAN INSURANCE GROUP, INC.
                                 FORM 10-K
                for the fiscal year ended December 31, 1997
                             Index to Exhibits

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

     (2)       2.01  Acquisition and Affiliation Agreement by and among
                     Citizens Security Group, Inc., Citizens Security
                     Mutual Insurance Company and Meridian Insurance Group, Inc. (Incorporated by reference to Exhibit 2.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

     (3)       3.01  Restated Articles of Incorporation of Meridian Insurance
                     Group, Inc. (Incorporated by reference to Exhibit 3.01 to the registrant's Form S-1 Registration Statement
                     No. 33-11413.)

               3.02  Amendment to Restate Articles of Incorporation of Meridian
                     Insutance Group, Inc. effective May 14, 1997       *Page 63

               3.03 Bylaws of Meridian Insurance Group, Inc. as amended through December 4, 1996. (Incorporated by reference to Exhibit
                     3.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

     (4)       4.01  Text of Certificate for Common Shares of Meridian Insurance
                     Group, Inc. (Incorporated by reference to Exhibit 4.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

     (9)             No exhibit.

    (10)      10.01  Form of Supplemental Pension Agreement between Meridian
                     Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 10.06 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

              10.02 Form of Addendum to Supplemental Pension Agreement between Meridian Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 19.07 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

              10.03 Form of Supplemental Retirement Income Plan for Employees of Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.02 of the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

              10.04 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 10.07 to Amendment No. 1 to the registrant's Form S-1 Registration Statement No. 33-11413.) **

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

              10.05 Form of 1994 Incentive Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

              10.06 Form of 1994 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.) **

              10.07 Form of 1995 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.) **

              10.08 Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.) **

              10.09  First and Second Amendments to Meridian Insurance Group,
                     Inc. 1996 Employee Incentive Stock Plan.**        *Page 65

              10.10 Form of March 3, 1997 Non-Qualified Stock Option Agree-ment under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to
                     Exhibit 10.50 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

              10.11 Form of Amendment No. 1 to the March 3, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group,
                     Inc., 1996 Employee Incentive Stock Plan.**       *Page 67

              10.12 Form of March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to
                     Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

              10.13 Form of Amendment No. 1 to the March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group,
                     Inc., 1996 Employee Incentive Stock Plan.**       *Page 68

              10.14 Form of December 1, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996
                     Employee Incentive Stock Plan.**                  *Page 69

              10.15 Written Description of 1997 Meridian Insurance Group, Inc., Executive Incentive Plan. (Incorporated by reference to Exhibit 10.52 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File
                     No. 0-11413.) **

              10.16  Written Description of 1998 Meridian Insurance Group,
                     Inc., Executive Incentive Plan.**                 *Page 73

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

              10.17 The Meridian Mutual Insurance Company Non-employee Director's Pension Plan. (Incorporated by reference to
                     Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1988; Commission File No. 0-11413.) **

              10.18 Meridian Insurance Group, Inc., 1994 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit
                     19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

              10.19 Stock Option Agreement between Meridian Insurance Group, Inc., and Scott S. Broughton. (Incorporated by reference to Exhibit 10.34 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File
                     No. 0-11413.) **

              10.20 Form of Directors' Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

              10.21  Meridian Insurance Group, Inc. 401(k) Plan effective
                     January 1,  1997.**                               *Page 75

              10.22 Form of Change in Control Agreement between Meridian Mutual Insurance Company and Norma J. Oman, J. Mark McKinzie, Brent Hartman, and Steven R. Hazelbaker. (Incorporated by reference to Exhibit 19.08 to the registrant's Form 10-K for the fiscal year ended December 31, 1991; Commission File No. 0-11413.) **

              10.23 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and Norma J. Oman, Steven
                     R. Hazelbaker, J. Mark McKinzie, Timothy J. Hanrahan, and
                     Carl W. Buedel.**                                 *Page 153

              10.24 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and all other Executive Officers of Meridian Mutual Insurance Company not mentioned
                     in Exhibit 10.23 above.**                         *Page 161

              10.25 Meridian Insurance Statement of Policy on Inter-Company Expense Allocation. (Incorporated by reference to Exhibit 19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

              10.26 Reinsurance Pooling Agreement Amended and Restated as of August 1, 1996, by and among Meridian Mutual Insurance Company, Meridian Security Insurance Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, and Insurance Company of Ohio. (Incorporated by reference to Exhibit 10.30 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.27 Reinsurance Pooling Agreement Amended and Restated as of October 1, 1997, by and among Meridian Mutual Insurance Company, Meridian Security Insurance Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance
                     Company, and Insurance Company of Ohio.           *Page 169

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

              10.28 Management Services Agreement among Meridian Insurance Group, Inc., Meridian Mutual Insurance Company and their Affiliates effective January 1, 1997. (Incorporated by reference to Exhibit 10.32 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.29 Consulting Services Agreement between Meridian Insurance Group, Inc., and Scott S. Broughton. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

              10.30 Term Loan Agreement and Business Credit Note between NBD Bank, N.A., and Meridian Insurance Group, Inc., dated July 29, 1996. (Incorporated by reference to Exhibit
                     10.49 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.31 Form of Modification of Term Loan Agreement between NBD Bank, N.A., and Meridian Insurance Group, Inc., effective
                     December 31, 1997.                                *Page 175

              10.32 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.33  Form of Meridian Insurance Agency Profit-Sharing
                     Agreement.                                        *Page 177

              10.34 Form of Meridian Insurance Agency Agreement. (Incorporated by reference to Exhibit 19.12 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)

              10.35 Form of Meridian Insurance New Agent's Incentive Compensation Agreement. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.36 Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2 Registration Statement, File No. 33-58406.)

              10.37  Form of Amendment No. 2 to Property Per Risk Excess of
                     Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company and Vernon Fire & Casualty
                     Insurance Company effective January 1, 1997.      *Page 181

              10.38  Form of Amendment No. 3 to Property Per Risk Excess of
                     Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, Vernon Fire & Casualty Insurance Company, and the Citizens Security Group
                     effective January 1, 1998.                        *Page 183

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

              10.39 Multiple Layer Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance
                     Company and Meridian Security Insurance Company effective January 1, 1991. (Incorporated by reference to Exhibit
                     10.28 to the registrant's Form S-2 Registration Statement, File No. 33-58406.) Amendment No. 5 to the Multiple Layer Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to Exhibit 10.40 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.40 Commercial and Personal Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to
                     Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 9 to the Commercial and Personal Umbrella Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.41 Personal Excess Liability Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit
                     19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 7 to the Personal Excess Liability Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.42 Basket Reinsurance Agreement effective January 1, 1997, among Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company and Citizens Security Group. (Incorporated by reference to Exhibit 10.42 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File
                     No. 0-11413.)

              10.43 Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.44 Form of Addendum No. 1 to the Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to
                     Meridian Mutual Group.                            *Page 185

              10.45 Excess Catastrophe Reinsurance Contract effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities
                     Agreements identified therein.                    *Page 187

              10.46 Sixth Excess Catastrophe Reinsurance Program effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

Exhibit Number
 Assigned in
Regulation S-K
   Item 601                       Description of Exhibit

              10.47 Form of Addendum No. 1 to the Sixth Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to
                     the Meridian Mutual Group.                        *Page 245

              10.48 Seventh Excess Catastrophe Reinsurance Program effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.48 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.49 Seventh Excess Catastrophe Reinsurance Program effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and
                     Liabilities Agreements identified therein.        *Page 249

              10.50 Underlying Aggregate Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.45 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.51 Underlying Aggregate Excess Catastrophe Reinsurance Contract effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing
                     the Interests and Liabilities Agreements identified
                     therein.                                          *Page 280

              10.52 Second Underlying Aggregate Excess Catastrophe Reinsurance Contract issued to Meridian Mutual Group effective May, 1996, and Addendum No. 1 effective January 1,1997. (Incorporated by reference to Exhibit 10.46 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.53 Form of Addendum No. 2 to the Second Underlying Aggregate Excess Catastrophe Reinsurance Contract effective May 10,
                     1996                                              *Page 304

              10.54 Property Excess of Loss Reinsurance Binding Agreement between Meridian Mutual Group and NAC Reinsurance Corporation effective June 15, 1995 and Endorsement No.1 effective January 1, 1996. (Incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)

              10.55 Form of Endorsement No. 2, which became effective January 1, 1997, and Form of Endorsement No. 3, which became effective June 15, 1996, to the Property Excess of Loss
                     Reinsurance Binding Agreement.                    *Page 315

              10.56 Claims Administration Agreement by and among Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, Insurance Company of Ohio, and VIS'N, Inc. (Incorporated by reference to Exhibit 10.35 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

Exhibit Number
 Assigned in
Regulation S-K
   Item 601                       Description of Exhibit

              10.57 Software and Hardware Support Agreement by and among Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, Insurance Company of Ohio, and VIS'N, Inc. (Incorporated by reference to Exhibit 10.36 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.58 Form of Agreement for the Transfer of Claim Processing Services effective December 1, 1997 between the Citizens
                     Security Companies and VIS'N, Inc.                *Page 317

              10.59 Form of Citizens Security Group Agency Agreement. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.60 Form of Citizens Security Mutual Insurance Company Agency Agreement. (Incorporated by reference to Exhibit 10.56 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.61 Form of Insurance Company of Ohio Agency Agreement. (Incorporated by reference to Exhibit 10.57 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.62 Form of Citizens Security Group Limited Agency Agreement. (Incorporated by reference to Exhibit 10.58 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.63 Form of Citizens Security Mutual Insurance Company Personal Partner Agency Agreement. (Incorporated by reference to Exhibit 10.59 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.64 Form of Citizens Security Group Personal Partner Contingency Plan. (Incorporated by reference to Exhibit
                     10.60 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.65 Form of Citizens Security Group Network Agencies Profit Sharing Plan. (Incorporated by reference to Exhibit 10.61 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

              10.66 Form of Citizens Security Group Individual Agency Profit Sharing Plan. (Incorporated by reference to Exhibit 10.62 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

    (11)             No exhibit.

    (12)             No exhibit.

    (13)             No exhibit.

    (16)             No exhibit.

    (18)             No exhibit.

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                        Description of Exhibit

    (21)      21.01  Revised list of Subsidiaries of Meridian Insurance Group,
                     Inc.                                              *Page 321

    (22)             No exhibit.

    (23)      23.01  Consent of Independent Accountants dated March 23,
                     1998                                              *Page 322

    (24)             No exhibit.

    (27)      27.01  Financial Data Schedule for Meridian Insurance Group,
                     Inc., for the year ended December 31, 1997.

              27.02 Restated Financial Data Schedule for Meridian Insurance Group, Inc., for the year ended December 31, 1996.

              27.03 Restated Financial Data Schedule for Meridian Insurance Group, Inc., for the year ended December 31, 1995.

              27.04 Restated Financial Data Schedule for Meridian Insurance Group, Inc., for the period ended September 30, 1997.

    (28)      28.01  Combined Statutory Schedule P Loss and Loss Adjustment
                     Expense Reserves for the Consolidated Insurance Subsidiaries of Meridian Insurance Group, Inc., as of
                     December 31, 1997                                 *Page 323

*   Exhibits filed as a part of this document.

** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.

                  REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and
Board of Directors
Meridian Insurance Group, Inc.


Our report on the consolidated financial statements of Meridian
Insurance Group, Inc., and Subsidiaries is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 57 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                        Coopers & Lybrand L.L.P.





Indianapolis, Indiana
February 25, 1998

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                 FORM 10-K
                   INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                       PAGE

Schedule I   Summary of Investments Other than Investments in Related
             Parties                                                    58

Schedule II  Condensed Financial Information of Registrant              59

Schedule IV  Reinsurance                                                61

Schedule VI  Supplemental Information Concerning Property-Casualty
             Insurance Operations                                       62

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                     SCHEDULE I--SUMMARY OF INVESTMENTS
                 OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 1997

                                                                   Amount at
                                                                  Which Shown
                                                       Market       in the
                                         Cost          Value     Balance Sheet
Fixed maturities
 Available-for-sale:
  Bonds
   United States Government and
    government agencies and
    authorities                      $ 18,454,575  $ 18,987,767  $ 18,987,767
   States, municipalities, and
    political subdivisions            100,688,055   104,646,261   104,646,261
   Public utilities                     4,534,868     4,655,526     4,655,526
   All other corporate bonds           82,456,599    84,800,006    84,800,006
   Redeemable preferred stocks         33,528,199    35,314,744    35,314,744
     Total fixed maturities           239,662,296   248,404,304   248,404,304

Equity securities
  Common stocks
   Public utilities                     2,543,607     3,647,291     3,647,291
   Banks, trust, and insurance
    companies                           5,108,988     7,724,875     7,724,875
   Industrial, miscellaneous, and
    all other                          33,777,482    43,006,781    43,006,781
     Total equity securities           41,430,077    54,378,947    54,378,947

Mortgage loan                             700,135       700,135       700,135
Other long-term investments               525,000       946,967       946,967
Short-term investments                  3,996,232     3,996,232     3,996,232
     Total other investments            5,221,367     5,643,334     5,643,334
     Total investments               $286,313,740  $308,426,585  $308,426,585

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                SCHEDULE II
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY)
                               BALANCE SHEET
                      as of December 31, 1997 and 1996

                  ASSETS
                                                         1997          1996

Cash and short-term investments                     $  2,247,120  $  2,227,195
Investment in subsidiaries (eliminated in
  consolidation)                                     144,339,653   133,923,863
Other assets                                              85,749        18,890
   Total assets                                     $146,672,522  $136,169,948

    LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company            $    807,194  $     27,517
Post-employment benefits                               1,933,181     1,417,814
Bank loan payable                                     11,375,000    11,875,000
Dividends payable                                        530,149       542,350
Other liabilities                                        132,763       133,286
   Total liabilities                                  14,778,287    13,995,967

Shareholders' equity:
  Common shares                                       44,110,416    44,077,846
  Treasury Shares, at cost; 154,500 shares            (2,308,188)          ---
  Contributed capital                                 15,058,327    15,058,327
  Unrealized appreciation of investments, net of
   deferred income tax                                14,349,232     7,141,846
  Retained earnings                                   60,684,448    55,895,962
   Total shareholders' equity                        131,894,235   122,173,981
   Total liabilities and shareholders' equity       $146,672,522  $136,169,948



                            STATEMENT OF INCOME
            For the Years Ended December 31, 1997, 1996 and 1995

                                             1997         1996        1995

Dividend income from subsidiaries        $ 5,000,000  $ 3,900,000  $ 2,400,000
Other income                                  24,537       24,656        1,928
Less: General operating expenses             773,888      727,648      730,704
   Interest expense                          732,047      307,887          ---
   Current federal income tax benefit       (191,110)    (265,508)    (379,345)
 Income before equity in net income of
   subsidiaries                            3,709,712    3,154,629    2,050,569
Equity in undistributed net income of
 subsidiaries                              3,211,411    2,645,323    9,566,470
   Net income                            $ 6,921,123  $ 5,799,952  $11,617,039

                                SCHEDULE II
             CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                          STATEMENT OF CASH FLOWS
               For the Years Ended December 31, 1997, 1996 and 1995



                                             1997         1996         1995
Cash flows from operation:
  Net income                             $ 6,921,123  $ 5,799,952  $11,617,039
  Reconciliation of net income to net
    cash provided by operations:
      Equity in undistributed net income
        of subsidiaries                   (3,211,411)  (2,645,323)  (9,566,470)
      (Increase) decrease in other assets    (66,859)       5,521       (5,465)
      Increase (decrease) in due to
        Meridian Mutual Insurance Company    779,677       20,966      (54,966)
      Increase in post-employment benefits   515,367      119,436      197,223
      Increase (decrease) in other
        liabilities                             (524)     132,425          861
      Other, net                              35,579      (21,848)         243
 Net cash provided by operations           4,972,952    3,411,129    2,188,465

Cash flows from investing activities:
 Capital contribution to subsidiary              ---  (12,000,000)         ---
 Net cash used by investing activities           ---  (12,000,000)         ---

Cash flows from financing activities:
 Proceeds from stock options                     ---       23,241      222,996
 Repurchase of common stock               (2,308,188)     (22,080)     (77,033)
 Proceeds from bank loan                         ---   12,000,000          ---
 Repayment of bank loan                     (500,000)    (125,000)         ---
 Dividends paid                           (2,144,839)  (2,101,426)  (1,826,933)
 Net cash provided (used) by financing
   activities                             (4,953,027)   9,774,735   (1,680,970)

Net increase in cash                          19,925    1,185,864      507,495
Cash at beginning of year                  2,227,195    1,041,331      533,836

Cash at end of year                      $ 2,247,120  $ 2,227,195  $ 1,041,331

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                          SCHEDULE IV--REINSURANCE
            For the Years Ended December 31, 1997, 1996 and 1995



                                                                      Percentage
                                      Ceded        Assumed            of Amount
                         Gross       to Other     from Other    Net    Assumed
                        Amount    Companies(1) Companies(1)  Amount     to Net
Property and liability
  insurance premiums:

Year ended
  December 31, 1997  $211,105,812 $17,751,345 $ 1,232,165 $194,586,632   0.6%

  Year ended
  December 31, 1996  $176,718,644 $15,839,546 $ 6,425,316 $167,304,414   3.8%

  Year ended
  December 31, 1995  $149,748,331 $11,104,680 $ 5,222,170 $143,865,821   3.6%



_____________
(1) The amounts for the years ended December 31, 1997, 1996 and 1995 represents the Company's insurance subsidiaries share of third party reinsurance transactions pursuant to the pooling agreement.

                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
              For the Years Ended December 31, 1997, 1996 and 1995



                                           1997          1996          1995

Deferred policy acquisition costs     $ 17,651,544  $ 16,690,275  $ 13,354,600

Reserves for losses and loss
  adjustment expenses                 $169,801,326  $161,309,239  $123,577,240

Unearned premiums                     $ 82,839,333  $ 84,065,751  $ 64,558,695

Earned premiums                       $194,586,632  $167,304,414  $143,865,821

Investment income                     $ 16,371,711  $ 14,908,285  $ 14,563,820

Losses and loss adjustment expenses
  incurred related to:
    Current years                     $165,576,734  $137,817,367  $104,584,909

    Prior years                       $(16,358,003) $ (7,716,175) $ (5,461,060)

Amortization of deferred policy
  acquisition costs                   $ 42,513,797  $ 35,985,771  $ 30,691,609

Paid losses and loss adjustment
  expenses                            $147,779,800  $123,669,408  $ 98,690,281

Premiums written                      $194,519,309  $169,194,649  $148,763,885