Form 10-Q
period 1998-03-31
MERIDIAN INSURANCE GROUP INC
filed 1998-05-04
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

                                     OR

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to _______.

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


                 6,641,519 Common Shares at March 31, 1998


The Index of Exhibits is located at page 14 in the sequential numbering system.
Total pages: 14

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                 as of March 31, 1998 and December 31, 1997

                                                      March 31,  December 31,
                                                        1998         1997
                                                    (Unaudited)
                     ASSETS
Investments:
  Fixed maturities--available for sale, at market
   (cost $239,881,000 and $239,662,000)            $247,733,905  $248,404,304
  Equity securities, at market
   (cost $41,234,000 and $41,430,000)                60,622,762    54,378,947
  Short-term investments, at cost, which
   approximates market                                6,136,331     3,996,232
  Other invested assets                               1,685,757     1,647,102
     Total investments                              316,178,755   308,426,585
Cash                                                     46,694     1,188,423
Premiums receivable, net of allowance for bad debts   4,405,373     4,343,157
Accrued investment income                             3,035,748     3,130,712
Deferred policy acquisition costs                    17,315,798    17,651,544
Goodwill                                             15,303,334    15,479,456
Reinsurance receivables                              46,998,397    48,850,066
Prepaid reinsurance premiums                          3,552,960     3,861,507
Due from Meridian Mutual Insurance Company            9,391,846     7,723,277
Other assets                                          1,523,017     2,931,077
     Total assets                                  $417,751,922  $413,585,804

           LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                $168,458,231  $169,801,326
Unearned premiums                                    81,028,566    82,839,333
Other post-retirement benefits                        1,971,563     1,933,181
Bank loan payable                                    11,000,000    11,375,000
Reinsurance payables                                  9,546,365     9,078,076
Other liabilities                                     7,973,240     6,664,653
     Total liabilities                              279,977,965   281,691,569

Shareholders' equity:
Common shares, no par value, authorized 20,000,000
  shares; issued 6,796,019 and 6,781,364,
  outstanding 6,641,519 and 6,626,864 at March 31,
  1998 and December 31, 1997, respectively           44,306,119    44,110,416
Treasury shares, at cost; 154,500 shares             (2,308,188)   (2,308,188)
Contributed capital                                  15,058,327    15,058,327
Retained earnings                                    62,669,994    60,684,448
Accumulated other comprehensive income               18,047,705    14,349,232
     Total shareholders' equity                     137,773,957   131,894,235
     Total liabilities and shareholders' equity    $417,751,922  $413,585,804


The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
             for the three months ended March 31, 1998 and 1997
                                (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1998         1997

Premiums earned                                     $ 47,989,638 $ 47,946,514
Net investment income                                  4,227,863    3,924,236
Realized investment gains                                381,401      392,855
Other income                                              33,712      644,269
     Total revenues                                   52,632,614   52,907,874

Losses and loss adjustment expenses                   33,819,821   38,311,730
General operating expenses                             4,381,138    4,309,977
Amortization expenses                                 10,901,806   10,336,825
Interest expense                                         183,982      184,278
     Total expenses                                   49,286,747   53,142,810

Income (loss) before income taxes                      3,345,867     (234,936)
Income taxes (benefit):
  Current                                                705,000     (384,000)
  Deferred                                               124,000     (161,000)
     Total income taxes (benefit)                        829,000     (545,000)

Net income                                          $  2,516,867  $   310,064

Weighted average shares outstanding                    6,630,242    6,779,375

Per share results:

  Basic earnings per share                          $       0.38  $      0.05

  Diluted earnings per share                        $       0.38  $      0.05


The accompanying notes are an integral part of the consolidated financial statements.

                             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            for the three months ended March 31, 1998 and 1997
                                               (Unaudited)
                                                                                Accumulated
                                                                                   Other
                              Common       Treasury   Contributed    Retained  Comprehensive Comprehensive
                              Shares        Shares      Capital      Earnings  Income (Loss) Income (Loss)

Balance at January 1, 1997  $44,077,846  $         0  $15,058,327  $55,895,962  $ 7,141,846
Comprehensive income:
  Net income                         --           --           --      310,064           --   $   310,064
  Other Comprehensive
   income, net of tax:
    Unrealized loss on
    securities, net of
    reclassification
    adjustment                       --           --           --           --   (2,322,990)   (2,322,990)
Comprehensive income (loss)          --           --           --           --           --   $(2,012,926)
Dividends ($0.08 per share)          --           --           --     (542,350)          --
Balance at March 31, 1997   $44,077,846  $         0  $15,058,327  $55,663,676  $ 4,818,856


Balance at January 1, 1998  $44,110,416  $(2,308,188) $15,058,327  $60,684,448  $14,349,232
Comprehensive income:
  Net income                         --           --           --    2,516,867           --   $ 2,516,867
  Other comprehensive
   income, net of tax:
    Unrealized gain on
    securities, net of
    reclassification
    adjustment                       --           --           --           --    3,698,473     3,698,473
Comprehensive income                 --           --           --           --           --   $ 6,215,340
Dividends ($0.08 per share)          --           --           --     (531,321)          --
Exercise of stock options
  for 10,989 common shares      130,494           --           --           --           --
Issuance of 3,666 restricted
  common shares                  65,209           --           --           --           --
Balance at March 31, 1998   $44,306,119  $(2,308,188) $15,058,327  $62,669,994  $18,047,705


<F1>
The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             for the three months ended March 31, 1998 and 1997
                                (Unaudited)
                                                            March 31,
                                                       1998          1997
Cash flows from operating activities:
 Net income                                        $  2,516,867  $    310,064
 Reconciliation of net income to net cash
  provided by operating activities:
   Amortization                                      10,901,806    10,336,825
   Deferred policy acquisition costs                (10,389,938)  (10,777,376)
   Increase (decrease) in unearned premiums          (1,810,767)      127,074
   Increase (decrease) in losses and loss
    adjustment expenses                              (1,343,095)    2,681,696
   Increase in amount due from Meridian Mutual
    Insurance Company                                (1,668,569)   (1,347,409)
   Decrease in reinsurance receivables                1,851,669     3,540,829
   Decrease in prepaid reinsurance premiums             308,547     1,138,176
   Decrease in other assets                              84,462     6,177,654
   Increase in other post-employment benefits            38,382        29,859
   Increase (decrease) in reinsurance payables          468,289      (260,816)
   Decrease in accrued commissions and other expenses(1,299,046)   (1,718,175)
   Increase (decrease) in payable for federal
    income taxes                                      1,720,400      (218,422)
   Decrease in other liabilities                       (945,316)   (1,822,608)
   Net realized investment gains                       (381,401)     (392,855)
   Issuance of restricted common stock                   65,209            --
   Other, net                                          (235,953)     (296,962)
 Net cash provided (used) by operating activities      (118,454)    7,507,554

Cash flows from investing activities:
 Purchase of fixed maturities                       (35,731,596)  (28,157,345)
 Proceeds from sale of fixed maturities              29,801,199    14,172,497
 Proceeds from calls, prepayments and maturity of
  fixed maturities                                    6,436,775     6,286,472
 Purchase of equity securities                       (2,973,405)   (2,837,118)
 Proceeds from sale of equity securities              3,357,185     3,971,363
 Net increase in short-term investments              (2,140,099)   (2,422,256)
 Decrease (increase) in other invested assets           (38,655)        1,149
 Increase in payable for securities                   1,039,976       399,591
 Net cash used in investing activities                 (248,620)   (8,585,647)

Cash flows from financing activities:
 Dividends paid                                        (530,149)     (542,350)
 Repayment of bank loan                                (375,000)     (125,000)
 Exercise of stock options                              130,494            --
 Net cash used in financing activities                 (774,655)     (667,350)

Decrease in cash                                     (1,141,729)   (1,745,443)
Cash at beginning of period                           1,188,423     3,128,154
Cash at end of period                              $     46,694  $  1,382,711


The accompanying notes are an integral part of the consolidated financial statements.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1997. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Citizens Fund Insurance Company ("Citizens Fund") and Insurance Company of Ohio ("ICO"). Since August 1, 1996, Meridian Security, Citizens Fund and ICO have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Citizens Security Mutual Insurance Company, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended March 31, 1998 and 1997 total 74 percent.

   2. Reinsurance
     For the three months ended March 31, 1998 and 1997, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         1998         1997
     Premiums written:
       Direct                                        $50,177,777  $52,279,235
       Assumed                                           179,388      342,144
       Ceded                                          (3,869,747)  (3,409,615)
       Net                                           $46,487,418  $49,211,764

     Premiums earned:
       Direct                                        $51,956,039  $51,743,253
       Assumed                                           211,894      751,052
       Ceded                                          (4,178,295)  (4,547,791)
       Net                                           $47,989,638  $47,946,514

     Losses and loss adjustment expenses:
       Direct                                        $34,980,160  $39,626,643
       Assumed                                            29,620      465,195
       Ceded                                          (1,189,959)  (1,780,108)
       Net                                           $33,819,821  $38,311,730

  3. Earnings Per Share
     The following table represents the reconciliation of the numerators and decnominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the three month periods ended March 31, 1998 and 1997:

                                                         Three Months Ended
                                                             March 31,
                                                         1998         1997
     Basic net income per share computation:
       Numerator (net income)                        $ 2,516,867  $   310,064
       Denominator:
         Common shares outstanding                     6,630,242    6,779,375
       Basic earnings per share                      $      0.38  $      0.05

     Diluted net income per share computation:
       Numerator (net income)                        $ 2,516,867  $   310,064
       Denominator:
         Common shares outstanding                     6,630,242    6,779,375
         Stock options                                    69,447       35,724
         Total shares                                  6,699,689    6,815,099
       Diluted earnings per share                    $      0.38  $      0.05

  4. Comprehensive Income
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform with this pronouncement.

     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended March 31, 1998 and 1997 consist of the following:

                                                         Three Months Ended
                                                             March 31,
                                                         1998         1997

     Unrealized holding gains (losses) before
       deferred income taxes                         $ 6,676,269  $(3,101,135)
     Deferred income tax (expense) or benefit         (2,327,000)   1,090,000
     Less: Reclassification adjustment for
            realized gains                               986,796      472,855
           Income tax expense related to
            realized gains                              (336,000)    (161,000)
     Net unrealized gains (losses) on securities     $ 3,698,473  $(2,322,990)

  5. Segment Information
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the financial statement reporting of information regarding operating segments. SFAS No. 131 also sets standards for related disclosures about products and services, activities in geographic areas and reliance on major customers.

     As permitted by SFAS No. 131, the Company has elected not to disclose the segment information for the interim periods in the initial year of implementation. The Company plans to adopt SFAS No. 131 in the fourth quarter of 1998. Interim period information will be included for comparative purposes beginning in 1999.

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at March 31, 1998 were $417.8 million, a 1.0 percent increase from the December 31, 1997 total of $413.6 million. This increase was largely due to unrealized appreciation of equity security investments. At March 31, 1998, the Company recorded unrealized appreciation before deferred income taxes on equity securities of approximately $19.4 million compared to $12.9 million at year-end 1997. The Company's unrealized appreciation on its fixed maturity portfolio declined slightly from $8.7 million at December 31, 1997 to $7.9 million at the end of the 1998 first quarter. This reduction resulted primarily from the Company realizing gains on the sale of a portion of its tax-exempt bond portfolio during the 1998 first quarter.

         Total liabilities at March 31, 1998 of $280.0 million were slightly lower in comparison to the $281.7 million reported at December 31, 1997. The decline in total liabilities resulted primarily from reductions in the Company's reserves for losses and loss adjustment expenses and unearned premiums. The slight decrease in reserves for losses and loss adjustment expenses resulted primarily from improved claim experience. The reduction in unearned premium reserves resulted from the amount and timing of premiums written.

         The Company's shareholders' equity at March 31, 1998 grew
         4.5 percent to $137.8 million compared to the December 31, 1997 total of $131.9 million. The primary factors leading to this increase were unrealized appreciation of investment securities, net of deferred income taxes, of $3.7 million and net income of $2.5 million. The Company's book value per share at March 31, 1998 reached a record high of $20.74, an increase of $0.84 from the $19.90 book value per share at year-end 1997.

         Results of Operations

         For the three months ended March 31, 1998, the Company recorded net income of $2.5 million, or $0.38 per common share for both basic and diluted earnings. This compares to net income of $0.3 million, or $0.05 per share, basic and diluted, for the corresponding 1997 period. Improvement in the Company's loss and loss adjustment expense ratio of 9.4 percentage points from 79.9 percent in the 1997 first quarter to 70.5 percent for the 1998 three month period was the primary factor that led to the improved earnings. The Company's combined ratio for the 1998 first quarter improved to approximately 102 percent compared to nearly 111 percent for the same 1997 period.

         The Company's total revenues for the 1998 first quarter were $52.6 million compared to $52.9 million for the corresponding 1997 period. Flat growth in earned premiums resulted from a combination of underwriting and agency management actions taken by the Company in an effort to improve profitability and from continued competitive market conditions, particularly in commercial lines. The Meridian book of business had an earned premium increase of 4.4 percent in the personal and farm lines, offset by a 6.0 percent reduction in commercial lines of business. In addition to the highly competitive environment, commercial lines volume was also negatively affected by a reduction of approximately $0.4 million in assumed premiums from the Company's participation in the National Workers' Compensation Pool. Net earned premium volume from the Citizens Security operations reflected a decrease of 2.4 percent for the 1998 first quarter in comparison to the same 1997 period. For the three months ended March 31, 1998, direct written premiums subject to the Company's pooling agreement for the Meridian and Citizens Security companies decreased 1.0 percent and 16.2 percent, respectively, when compared to 1997's first quarter. With a number of actions taken in 1997 and early 1998 to improve underwriting profitability, the Company has recently initiated several sales and agency efforts to generate increased premium production for the remainder of the year.

         Net investment income of approximately $4.2 million for the 1998 first quarter increased 7.7 percent in comparison to
         $3.9 million for the same 1996 period.   A larger invested
         asset base and a slight increase in the Company's net investment yield were contributors to the increased investment income. For both the quarters ended March 31, 1998 and 1997, the Company realized net investment gains on investments of approximately $0.4 million, or $0.04 per share.

         The Company's total incurred losses and loss adjustment expenses for the 1998 first quarter decreased 11.7 percent to $33.8 million from $38.3 million for the comparable 1997 quarter. Several major lines of business contributed to the improved loss experience. The Meridian lines of business produced a loss and loss adjustment expense ratio of 65.9 percent for the three months ended March 31, 1998 compared to 80.0 percent for the 1997 period. The operations of the Citizens Security companies experienced an increase in incurred losses of approximately 4.9 percent in the 1998 first quarter compared to the same 1997 period. This was attributed to tornadoes that hit Minnesota in late March. Net weather-related catastrophe losses incurred by the Company during the first three months of 1998 were estimated to be $3.2 million, of which approximately $2.5 million related to the Citizens Security operations. For the comparable 1997 first quarter, approximately $2.5 million in weather related catastrophe losses were incurred by the Company. The impact of such catastrophes on the Company's loss ratio for the 1998 and 1997 periods was estimated to be approximately 6.6 and 5.2 percentage points, respectively.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $15.5 million for the 1998 first quarter increased 4.3 percent over the comparable 1997 total of $14.8 million. Contributing to the increased expenses were higher costs related to state taxes, legal fees and assessments paid to the Minnesota Workers' Compensation Reinsurance Association.

         For the quarter ended March 31, 1998, the Company recorded income tax expense of approximately $0.8 million which corresponds to an effective tax rate of 24.8 percent. This compares to an income tax benefit of $0.5 million recorded for the corresponding 1997 period. This increase in tax expense resulted primarily from the larger pre-tax operating income for the current quarter. The Company's non-taxable interest income and dividends received deductions had less relative impact in proportion to the 1997 first quarter pre-tax income.

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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:  April 29, 1998            By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:  April 29, 1998            By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer

             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                FORM 10-Q
                   For the quarter ended March 31, 1998
                            Index to Exhibits



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