Form 10-Q
period 1998-06-30
MERIDIAN INSURANCE GROUP INC
filed 1998-08-14
CIK 809801

                  	SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D. C. 20549

                                	FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                    	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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


       	     6,776,405 Common Shares at September 30, 1995


The Index of Exhibits is located at page 14 in the sequential numbering system. Total pages: 14

           	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.	FINANCIAL INFORMATION

       	Item 1.	In the opinion of management, the financial information
                reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the entire year.

              		These quarterly interim financial statements are
                unaudited.

              	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
	                       CONSOLIDATED BALANCE SHEET
               	as of September 30, 1995 and December 31, 1994

	                                                     September 30	December 31
	                                                         1995   	    1994
	                                                      (Unaudited)
                     ASSETS
Investments:
  	Fixed maturities--held to maturity,
   at amortized cost	(market value
   $3,500,000 and $4,757,000)	                      	$ 	3,266,137	$ 	4,389,117
  	Fixed maturities--available for sale, at market
	 	(cost $209,760,000 and $201,577,000)	            		212,158,333		191,483,830
	  Equity securities, at market
	 	(cost $26,436,000 and $19,323,000)	               		28,766,709	 	18,377,530
  	Short-term investments, at cost, which
   approximates market		                              	10,598,679	  	4,124,829
	  Other invested assets			                             1,044,565		  1,085,271
                                                      -----------  -----------
	    	Total investments		                            	255,834,423		219,460,577
Cash                                                    		131,193    		603,566
Premiums receivable, net of allowance for bad debts     2,841,452	  	2,491,976
Accrued investment income                             		3,123,163	  	3,063,515
Deferred policy acquisition costs                    		13,169,998  	11,977,429
Goodwill                                             			2,184,451	  	2,280,788
Reinsurance receivables                             			29,272,979 		32,703,457
Prepaid reinsurance premiums                          		2,690,043	  	2,619,792
Due from Meridian Mutual Insurance Company           		 7,120,994  		6,810,483
Other assets                                       			  3,853,654		  9,394,448
                                                      -----------  -----------
    		Total assets	                                  $320,222,350 $291,406,031
                                                      ===========  ===========

      			LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                  		$	63,775,379	$	59,663,286
Losses and loss adjustment expenses                  	123,585,386		123,754,650
Other post-retirement benefits                        		1,174,352  		1,101,155
Payable for securities                               			7,454,064      		5,282
Reinsurance payables                                  		7,657,384  		5,890,675
Other liabilities                                    	  5,770,960		  6,738,544
                                                      -----------  -----------
    		Total liabilities                            			209,417,525		197,153,592

Shareholders' equity:
Common shares, no par value, authorized 20,000,000
  shares;	issued 6,802,985 at September 30, 1995,
  and 6,769,343 at	December 31, 1994; outstanding
  6,776,405 at September 30,	1995, and 6,742,763 at
  December 31, 1994	                                 		44,074,385	 	43,930,722
Contributed capital                                   	15,058,327 		15,058,327
Unrealized appreciation (depreciation) of investment
  securities, net of	deferred income tax             			3,133,476	 	(7,281,724)
Retained earnings                                  			 48,538,637		 42,545,114
                                                      -----------  -----------
    		Total shareholders' equity                   			110,804,825		 94,252,439
                                                      -----------  -----------
    		Total liabilities and shareholders' equity  	 	$320,222,350	$291,406,031
                                                      ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

	              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
	                    CONSOLIDATED STATEMENT OF INCOME
           	for the three months ended September 30, 1995 and 1994
	                              (Unaudited)


                                             		     September 30 September 30
                                                   	    1995    	    1994

Premiums earned                                   		$	36,883,914	$	34,926,059
Net investment income		                               	3,674,414  		3,475,474
Realized investment gains		                             	867,665    		125,189
Other income (expense)			                                (25,648)      15,128
                                                      ----------   ----------
		 	Total revenues	                                 		41,400,345 		38,541,850

Losses and loss adjustment expenses                			25,413,362	 	24,044,929
General operating expenses		                          	3,444,584  		3,611,105
Amortization expenses			                               7,982,521		  7,604,879
                                                      ----------   ----------
 			Total expenses                                			 36,840,467		 35,260,913

Income before income taxes                         			 4,559,878  		3,280,937
Income taxes (benefit):
 	Current                                          				1,164,000    		767,000
	 Deferred	                                       		      (8,000)	   (118,000)
                                                      ----------   ----------
		 	Total income taxes                             			 1,156,000		    649,000
                                                      ----------   ----------

 			Net income                                     		$ 3,403,878	 $ 2,631,937
                                                      ==========   ==========

 			Weighted average shares outstanding       			      6,776,144		  6,742,146
                                                      ==========   ==========

Per share results:

  		Net income                        	             	$ 	    0.50 	$      0.39
                                                      ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

             	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
	                    CONSOLIDATED STATEMENT OF INCOME
	           for the nine months ended September 30, 1995 and 1994
                               	(Unaudited)


                		                                   September 30 September 30
	                                                        1995    	    1994

Premiums earned                                  	 	$107,354,031  $100,286,241
Net investment income                              			10,976,822  		10,440,283
Realized investment gains		                           	1,174,103     		305,396
Other income			                                          194,984	 	    332,125
                                                     -----------   -----------
			 Total revenues                                 		119,699,940 		111,364,045

Losses and loss adjustment expenses	                		76,773,829  		73,782,514
General operating expenses		                         	10,362,884  		10,628,988
Amortization expenses			                              22,917,338 		 21,593,843
                                                     -----------   -----------
			 Total expenses                                			110,054,051 		106,005,345
                                                     -----------   -----------

Income before income taxes	                         		 9,645,889	   	5,358,700
Income taxes (benefit):
 	Current                                          				2,126,000    	1,247,000
	 Deferred                                       			     104,000	 	   (598,759)
                                                     -----------   -----------
		 	Total income taxes                            			  2,230,000		     648,241
                                                     -----------   -----------

 			Net income	                                    	$  7,415,889 	$  4,710,459
                                                     -----------   -----------

 			Weighted average shares outstanding       			      6,767,859	 	  6,738,726
                                                     -----------   -----------

Per share results:

 	 	Net income                                    		$       1.10 	$       0.70
                                                     ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

             	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
	              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	           for the nine months ended September 30, 1995 and 1994
	                              (Unaudited)


                                                      	 	 	Unrealized
                                                     		  	Appreciation
                                  Common   	Contributed 	(Depreciation) 	Retained
                                  Shares     Capital    	of Investments  Earnings

Balance at January 1, 1994  	 	$43,855,319	 $15,058,327	 $   491,027  	 $35,041,862
Cumulative effect of accoun-
  ting change for certain
  investments, net of deferred
  income taxes                      			--         		--    	4,417,201         		--
Net income                          			--         		--         		-- 	    	4,710,459
Unrealized depreciation of
  investment securities, net
  of deferred income taxes          			--         		--  		(7,808,464)       	 	--
Dividends ($0.18 per share)	         		-- 		        -- 		        --    		(1,213,247)
Vested restricted common
  shares                         			35,584  		      --   		      -- 		         --
Exercise of stock options
  for 6,525 common shares 			       37,519		        -- 		        -- 		         --
                                ----------   ----------   ----------     ----------
Balance at September 30, 1994		$43,928,422	 $15,058,327	 $(2,900,236)  	$38,539,074
                                ==========   ==========   ==========     ==========

Balance at January 1, 1995   		$43,930,722 	$15,058,327 	$(7,281,724)  	$42,545,114
Net income                          			--         		--         		--     		7,415,889
Unrealized appreciation of
  investment securities, net
  of deferred income taxes          			--         		--  		10,415,200         	 	--
Dividends ($0.21 per share)         			-- 	        	--         		-- 	   	(1,422,366)
Exercise of stock options for
  40,121 common shares          			220,696	        	-- 	        	--          	 	--
Repurchase and retirement of
  6,479 common shares     			      (77,033)		       -- 	         --             --
                                ----------   ----------   ----------     ----------
Balance at September 30, 1995		$44,074,385  $15,058,327 	$ 3,133,476   	$48,538,637
                                ==========   ==========   ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
	                     CONSOLIDATED STATEMENT OF CASH FLOWS
	              for the nine months ended September 30, 1995 and 1994
                                  	(Unaudited)
                                                    	September 30 September 30
	                                                        1995    	    1994
Cash flows from operating activities:
 	Net income                                         	$ 7,415,889 	$ 4,710,459
 	Reconciliation of net income to net cash provided by
	 operating activities:
		 Deferred policy acquisition costs, net           			(1,192,569)  		(243,291)
 		Increase in unearned premiums 	                    		4,112,093   	2,023,997
		 Increase (decrease) in losses and loss adjustment
     expenses                                         			(169,264) 		5,864,232
		 Increase in amount due from Meridian Mutual Ins. Co			(310,511)		(2,315,084)
		 Decrease (increase) in reinsurance receivables     		3,430,478 		(2,985,377)
		 Decrease (increase) in other assets                  			35,552 		(3,165,562)
		 Increase in reinsurance payables		                  	1,766,709    		297,071
		 Decrease in other liabilities                      			(964,169)		(1,047,170)
	 	Net realized investment gains                    			(1,174,103)  		(305,396)
		 Other, net                                   			       223,338		  2,568,845
                                                       ----------   ----------
 	Net cash provided by operating activities       			  13,173,443    5,402,724
                                                       ----------   ----------
Cash flows from investing activities:
 	Purchase of fixed maturities, held to maturity           			--	    	(598,781)
	 Purchase of fixed maturities, available for sale  		(26,155,168) (28,068,758)
	 Proceeds from sale of fixed maturities, available
    for sale                                         			6,352,960 		17,495,780
 	Proceeds from calls, prepayments and maturity of
    fixed maturities, available for sale            			11,000,094 		13,525,876
 	Proceeds from calls, prepayments and maturity of
    fixed maturities,	held to maturity                 			364,298        		--
 	Proceeds from sale of fixed maturities, held-to-
    maturity                                           			775,625        		--
 	Purchase of equity securities                    			(13,850,408)	(15,007,947)
 	Proceeds from sale of equity securities            			8,060,066  		8,895,495
 	Net decrease (increase) in short-term investments 			(6,473,850)   		162,871
 	Decrease (increase) in other invested assets          			40,706   		(366,086)
	 Increase in payable for securities             			    7,448,782    1,796,299
                                                       ----------   ----------
 	Net cash used in investing activities           			 (12,436,895)  (2,165,251)
                                                       ----------   ----------
Cash flows from financing activities:
 	Dividends paid                                    			(1,352,584)		(1,213,154)
 	Repurchase and retirement of common stock            			(77,033)       		--
 	Exercise of stock options                       			     220,696		     37,519
                                                       ----------   ----------
 	Net cash used in financing activities	            		 (1,208,921)	 (1,175,635)
                                                       ----------   ----------
Increase (decrease) in cash                           			(472,373) 		2,061,838
Cash at beginning of period                       			     603,566		  1,307,654
                                                       ----------   ----------
Cash at end of period                               		$   131,193 	$ 3,369,492
                                                       ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

              	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1994. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.


 1. Related Party Transactions
     	Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiary, Meridian Security Insurance Company ("Security"). Security participates in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), a principal shareholder of the Company, in which the under-writing income and expenses of both Meridian Mutual and Security are shared. Security's participation for the three and nine months ended September 30, 1995 and 1994 was 74 percent.

 2. Reinsurance
     	For the nine months ended September 30, 1995 and 1994, the effect of reinsurance on the Company's written and earned premium are as follows:

		                        September 30, 1995  	       September 30, 1994
                     		  Written    	  Earned     	  Written   	   Earned

  		Direct          		$115,640,954 	$111,516,528 	$106,447,742 	$104,963,393
	  	Assumed             	4,152,602    	4,157,814   		4,775,117	   	4,344,059
	  	Ceded              	(8,397,684) 		(8,320,311) 		(8,826,778)   (9,021,211)
                       -----------   -----------   -----------   -----------
	  	Net              	$111,395,872 	$107,354,031 	$102,396,081 	$100,286,241
                       ===========   ===========   ===========   ===========

     	Reinsurance recoveries recognized during the nine month periods ended September 30, 1995 and 1994 were approximately $159,000 and $2,241,000, respectively.

              	MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


Item 2:	Management's Discussion and Analysis of Financial Condition and
        Results of Operations:

       	Financial Position
	       At September 30, 1995, Meridian Insurance Group, Inc., reported total assets of $320.2 million, a 9.9 percent increase from the December 31, 1994 total of $291.4 million. This growth was primarily attributed to a larger invested asset base and increased market values in the Company's fixed maturity investment portfolio. At September 30, 1995, this portfolio had unrealized appreciation before deferred income taxes of approximately $2.4 million compared to an unrealized loss of $10.1 million at year end 1994. The Company has approximately 98 percent of it's fixed maturity investments classified as available-for-sale, which are carried at market value. Investments in equity securities increased from $18.4 million at December 31, 1994 to $28.8 million at September 30, 1995 as a result of approximately $3.3 million in unrealized appreciation and net purchases of $7.1 million of equities.

       	Meridian's liabilities at September 30, 1995 totaled $209.4 million, or 6.2 percent more than the 1994 year-end total of $197.2 million. The reserve for unearned premiums and investments payable were the main contributors to the increased liabilities. The unearned premium growth was a result of the Company's increased premium volume in 1995. The payable for investments was caused by the purchase of equity securities near the end of September that were not settled until October.

        Meridian's shareholders' equity of $110.8 million at September 30, 1995 reflects an increase of 17.6 percent over December 31, 1994's
        94.3 million. The majority of this increase resulted from unrealized investment appreciation, net of deferred income taxes, of $10.4 million and net income of $7.4 million. The Company's book value per share increased to $16.35 from $13.98 at year end 1994. The September 30, 1995 shareholders' equity and book value per share are the highest in the Company's history.

        Results of Operations

       	Quarter
      		Meridian Insurance Group, Inc., recorded net income of $3.4 million, or $0.50 per common share for the three-month period ending September 30, 1995. This compares favorably to the 1994 third-quarter net income of $2.6 million, or $0.39 per share.

       	The improved earnings were essentially the result of increased revenues. Total revenues for the 1995 third quarter increased 7.4 percent to $41.4 million from $38.5 million for the same 1994 period. Earned premiums increased 5.6 percent to $36.9 million from $34.9 million for the prior year quarter. The Company experienced third quarter growth in virtually all major lines of business led by the farmowners and voluntary workers' compensation lines with 10.8 percent and 10.3 percent growth, respectively. Action taken in several states to control the unprofitable involuntary National Workers' Compensation Pool (NWCP) assessments resulted in a reduction in assumed earned premiums of $900,000, or 29.7 percent for the 1995 third quarter when compared to the same 1994 period. Exclusive of this decrease, 1995 third quarter net earned premiums increased 8.3 percent compared with the prior year. Net investment income of $3.7 million increase 5.7 percent over the $3.5 million for the comparable 1994 period resulting from a larger invested asset base. The Company realized gains on the sale of investments of $868,000, or $0.08 per share, compared to $125,000, or $0.01 per share for the same 1994 three-month period. The gains resulted primarily from the sale of certain equity securities as the Company took advantage of stock market opportunities during the 1995 third quarter.

        Losses and loss adjustment expenses incurred for the three months ended September 30, 1995 were $25.4 million, or 5.7 percent higher than the $24.0 million reported for the same 1994 period. Current period losses were impaced by adverse development on second quarter catastrophe storm losses. These storms contributed approximately
        1.5 percentage points on the Company's statutory loss and loss adjustment expense ratio of 68.9 percent. The 1994 ratio for the same three-month period was 68.8 percent and contained minimal catastrophe impact. Partially offsetting the 1995 storm losses were improved underwriting results from business assumed from the NWCP. These NWCP results adversely impacted the 1995 third quarter loss ratio by only 0.6 of a percentage point compared to a 1.7 percentage point effect on the 1994 third quarter loss ratio.

        General operating expenses for the three months ended September 30, 1995 were $3.4 million, or 4.6 percent lower than 1994's third quarter total of $3.6 million. Reductions in state income taxes and in assessments from the NWCP were the primary contributors to the reduced operating expenses. Amortization expenses of $8.0 million reflected a
        5.0 percent increase over the comparable 1994 period, which is related to the Company's increased premium volume for the current period. The statutory expense ratio was 30.6 percent for the 1995 third quarter, which compares favorable to 31.6 percent for the same 1994 period.
        The current period statutory combined ratio of 99.5 percent was one percentage point better than the 100.5 percent reflected the third quarter of 1994.

        Nine Months
        For the nine months ended September 30, 1995, the Company's net income was $7.4 million, or $1.10 per share compared to $4.7 million, or $0.70 per share, for the same first nine months of 1994. The improved 1995 results were primarily attributed to increased revenues and reductions in all three components of the statutory combined ratio. Total revenues for the first three quarters of 1995 reflect a 7.5 percent increase to $119.7 million from $111.4 million for the comparable 1994 period. The major component of the Company's revenue, premiums earned, reflected a 7.0 percent growth to $107.4 million compared to $100.3 million in 1994. The Company has experienced premium growth in all major lines of business and has met Company expectations for personal and farm lines of business. Although the commercial lines of business reflect growth, continued soft market conditions has resulted in premium growth below Company objectives. Net investment income of $11.0 million over the first nine months of 1995 has increased 5.1 percent from the $10.4 million reported during the same 1994 period. This growth was primarily the result of a larger invested asset base. The Company realized investment gains through September 30, 1995 of $1.1 million, or $0.11 per share, compared to $305,000, or $0.03 per share, for the same period in 1994.

       	The Company's incurred losses and loss adjustment expenses of $76.8 million for the first nine months of 1995 increased 4.1 percent over 1994's $73.8 million primarily as a result of the increased volume of business. The 1995 loss and loss adjustment expense ratio improved to 71.5 percent from 73.6 percent in 1994. Improved results in the commercial multiple peril and homeowners lines and the assumed NWCP business were the principal factors in the ratio reduction. Partially offsetting this reduction was a deterioration in the results of the Company's personal and commercial automobile lines of business. The unfavorable experience was caused primarily by increased severity during the current period.

        Catastrophe related losses for the nine months ended September 30, 1995 and 1994 were relatively similar and negatively impacted each period's ratio by approximately 4.1 percentage points.

	       General operating expenses for the nine month period ended September
        30, 1995 decreased 2.5 percent to $10.4 million from 1994's $10.6 million.  This reduction primarily resulted from lower state income taxes and reduced assessments from the NWCP.  The Company's statutory expense ratio for the current nine month period improved to 30.7 percent from 31.5 percent for the comparable 1994 period.  Current period amortization expenses of $22.9 million increased 6.1 percent from 1994's $21.6 million as a result of the Company's growth in premium volume.  The 1995 year-to-date combined ratio improved 2.4 percentage points to 102.6 percent compared with last year's 105.0 percent.

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


                                     MERIDIAN INSURANCE GROUP, INC.


DATE:  October 26, 1995              By:  /s/ Norma J. Oman
                                        ---------------------------
                                        Norma J. Oman, President and
                                        Chief Executive Officer

DATE:  October 26, 1995              By:  /s/ Steven R. Hazelbaker
                                        ---------------------------
                                        Steven R. Hazelbaker, Vice
                                        President, Chief Financial
                                        Officer and Treasurer

              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                  FORM 10-Q
                 For the quarter ended September 30, 1995
                              Index to Exhibits


    Exhibit Number
Assigned in Regulation S-K
      Item 601                       Description of Exhibit

        (2)                               No exhibit

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

       (20)                               No exhibit.

       (23)                               No exhibit.

       (24)                               No exhibit.

       (25)                               No exhibit.

       (27)                               Financial Date Schedule

       (28)                               No exhibit.