Form 10-Q/A
period 1998-06-30
MERIDIAN INSURANCE GROUP INC
filed 1998-08-14
CIK 809801

[ARTICLE] 7
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[DEBT-HELD-FOR-SALE]                           242,834
[DEBT-CARRYING-VALUE]                                0
[DEBT-MARKET-VALUE]                              5,820
[EQUITIES]                                      59,841
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                                 309,952
[CASH]                                             470
[RECOVER-REINSURE]                              55,576
[DEFERRED-ACQUISITION]                          17,646
[TOTAL-ASSETS]                                 421,762
[POLICY-LOSSES]                                171,799
[UNEARNED-PREMIUMS]                             82,255
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                 10,750
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        41,998
[OTHER-SE]                                      95,381
[TOTAL-LIABILITY-AND-EQUITY]                   421,762
[PREMIUMS]                                      95,121
[INVESTMENT-INCOME]                              8,609
[INVESTMENT-GAINS]                               3,212
[OTHER-INCOME]                                      35
[BENEFITS]                                      69,798
[UNDERWRITING-AMORTIZATION]                     21,552
[UNDERWRITING-OTHER]                             8,968
[INCOME-PRETAX]                                  6,660
[INCOME-TAX]                                     1,649
[INCOME-CONTINUING]                              5,011
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     5,011
[EPS-PRIMARY]                                     0.76
[EPS-DILUTED]                                     0.75
[RESERVE-OPEN]                                 169,801
[PROVISION-CURRENT]                             74,179
[PROVISION-PRIOR]                              (4,381)
[PAYMENTS-CURRENT]                              41,683
[PAYMENTS-PRIOR]                                33,384
[RESERVE-CLOSE]                                171,799
[CUMULATIVE-DEFICIENCY]                        (4,381)