Form 10-Q
period 1998-09-30
MERIDIAN INSURANCE GROUP INC
filed 1998-11-13
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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


               6,643,519 Common Shares at September 30, 1998


The Index of Exhibits is located at page 17 in the sequential numbering system.
Total pages: 17
           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire year.

                 These quarterly interim financial statements are
            unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            as of September 30, 1998 and December 31, 1997

                                                 September 30,   December 31,
                                                      1998           1997
                                                  (Unaudited)
                     ASSETS
Investments:
     Fixed maturities--available for sale, at market
           (cost $229,964,000 and $239,662,000)  $240,951,681   $ 248,404,304
     Equity securities, at market
           (cost $46,913,000 and $41,430,000)      54,344,279      54,378,947
     Short-term investments, at cost, which
           approximates market                      5,121,228       3,996,232
     Other invested assets                          1,398,135       1,647,102
           Total investments                      301,815,323     308,426,585
Cash                                                3,604,545       1,188,423
Premiums receivable, net of allowance for bad debts 4,816,585       4,343,157
Accrued investment income                           2,768,126       3,130,712
Deferred policy acquisition costs                  17,999,004      17,651,544
Goodwill                                           14,951,090      15,479,456
Reinsurance receivables                            50,441,485      48,850,066
Prepaid reinsurance premiums                        3,473,099       3,861,507
Due from Meridian Mutual Insurance Company          8,734,841       7,723,277
Other assets                                        1,477,921       2,931,077
     Total assets                               $ 410,082,019   $ 413,585,804

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $ 165,908,439   $ 169,801,326
Unearned premiums                                  83,110,699      82,839,333
Other post-retirement benefits                      2,048,327       1,933,181
Bank loan payable                                  10,500,000      11,375,000
Reinsurance payables                                7,508,694       9,078,076
Other liabilities                                   4,689,599       6,664,653
     Total liabilities                            273,765,758     281,691,569

Shareholders' equity:
  Common shares, no par value, authorized 20,000,000 shares;
     issued 6,798,019 and 6,781,364, outstanding 6,643,519 and
     6,626,864 at September 30, 1998 and
     December 31, 1997,respectively                44,336,679      44,110,416
Treasury shares, at cost; 154,500 shares           (2,308,188)     (2,308,188)
  Contributed capital                              15,058,327      15,058,327
Retained earnings                                  67,041,828      60,684,448
Accumulated other comprehensive income             12,187,615      14,349,232
     Total shareholders' equity                   136,316,261     131,894,235
     Total liabilities and shareholders' equity $ 410,082,019   $ 413,585,804



The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
   for the three and nine months ended September 30, 1998 and 1997
                             (Unaudited)


                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                               1998        1997          1998           1997

Premiums earned           $ 47,286,104  $ 49,489,744  $142,407,598 $146,129,824
Net investment income        4,225,102     4,062,313    12,834,040  12,170,112
Realized investment gains    2,288,443       998,272     5,500,708    2,760,074
Other income                    33,584        41,943        68,322      967,032
   Total revenues           53,833,233    54,592,272   160,810,668  162,027,042

Losses and loss
  adjustment expenses       35,013,465    35,643,183   104,811,115  111,521,677
General operating expenses   4,067,499     4,030,990    12,691,768   12,731,726
Amortization expenses       10,596,595    10,831,023    32,148,493   31,828,277
Interest expense               172,362       195,648       515,786      549,026
   Total expenses           49,849,921    50,700,844   150,167,162  156,630,706

Income before income taxes   3,983,312     3,891,428    10,643,506    5,396,336
Income taxes (benefit):
  Current                      722,000       558,117     1,846,000      785,117
  Deferred                     321,000       314,000       846,000     (520,000)
   Total income taxes
      (benefit)              1,043,000       872,117     2,692,000      265,117

     Net income           $  2,940,312  $  3,019,311  $  7,951,506 $  5,131,219

  Weighted average shares
    outstanding              6,642,889     6,626,259     6,638,263    6,702,634

Per share results:

  Basic earnings per share      $ 0.44        $ 0.46        $ 1.20       $ 0.77

  Diluted earnings per share    $ 0.44        $ 0.45        $ 1.18       $ 0.76












The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 1998 and 1997
                             (Unaudited)

                                                                                Accumulated
                                                                                             Other
                               Common    Treasury    Contributed    Retained   Comprehensive  Comprehensive
                               Shares     Shares       Capital      Earnings   Income (Loss)  Income (Loss)

Balance at January 1, 1997 $ 44,077,846  $         0 $ 15,058,327 $ 55,895,962  $ 7,141,846
Comprehensive income:
  Net income                         --          --            --    5,131,219           --   $  5,131,219
  Other Comprehensive
     income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment                    --          --            --           --    7,576,886      7,576,886
Comprehensive income (loss)          --          --            --           --           --   $ 12,708,105
Dividends ($0.24 per share)          --          --    (1,602,489)          --           --
Issuance of 1.989 common
  shares                         32,570
Repurchase of 154,000
   common shares                     --  (2,308,188)           --           --           --
Balance at Sept. 30, 1997  $ 44,110,416 $(2,308,188) $ 15,058,327 $ 59,424,692 $ 14,718,732


Balance at January 1, 1998 $ 44,110,416 $(2,308,188) $ 15,058,327 $ 60,684,448 $ 14,349,232
Comprehensive income:
  Net income                         --          --            --    7,951,506           --   $  7,951,506
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
     net of reclassification
     adjustment                      --          --            --           --   (2,161,617)    (2,161,617)
Comprehensive income                 --          --            --           --           --   $  5,789,889
Dividends ($0.24 per share)          --          --            --   (1,594,126)          --
Issuance of 16,655
  common shares                 226,263          --            --           --           --
Balance at Sept. 30, 1998  $ 44,336,679 $(2,308,188) $ 15,058,327 $ 67,041,828 $ 12,187,615








The accompanying notes are an integral part of the consolidated financial statements

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
        for the nine months ended September 30, 1998 and 1997
                             (Unaudited)
                                                     September 30,
                                                   1998        1997
Cash flows from operating activities:
 Net income                                    $ 7,951,506 $ 5,131,219
 Reconciliation of net income to net cash
  provided by operating activities:
   Amortization                                 32,148,493  31,828,277
   Deferred policy acquisition costs           (31,967,587)(33,028,158)
   Increase in unearned premiums                   271,366   3,770,554
   Increase (decrease) in losses and
     loss adjustment expenses                   (3,892,887)  1,130,000
   Increase in amount due from Meridian
     Mutual Ins. Co.                            (1,011,563) (1,194,520)
   Decrease in reinsurance receivables          (1,591,419)  1,373,483
   Decrease in prepaid reinsurance premiums        388,408     913,119
   Decrease in other assets                      1,075,752   6,738,257
   Increase in other post-employment benefits      115,146      80,985
   Increase (decrease) in reinsurance payables  (1,569,382)    434,168
   Increase in payable for federal income taxes    152,400     111,382
   Decrease in other liabilities                (1,108,142) (1,959,591)
   Net realized investment gains                (5,500,708) (2,760,074)
   Issuance of restricted common stock              65,209          --
   Other, net                                     (841,265)   (264,764)
 Net cash provided (used) by operating
   activities                                   (5,314,673) 12,304,337

Cash flows from investing activities:
 Purchase of fixed maturities                  (65,048,378)(50,774,254)
 Proceeds from sale of fixed maturities         58,950,677  26,135,592
 Proceeds from calls, prepayments and maturity
   of fixed maturities                          17,742,809  18,430,466
 Purchase of equity securities                 (14,592,189)(17,970,146)
 Proceeds from sale of equity securities        13,860,639  14,538,847
 Net increase in short-term investments         (1,124,996) (1,969,235)
 Decrease (increase) in other invested assets      248,966    (271,297)
 Increase in payable for securities                      5     806,089
 Net cash used in investing activities          10,037,533 (11,073,938)

Cash flows from financing activities:
 Dividends paid                                 (1,592,792) (1,614,690)
 Repayment of bank loan                           (875,000)   (375,000)
 Repurchase of common shares                            --  (2,308,188)
 Exercise of stock options                         161,054          --
Net cash used in financing activities           (2,306,738) (4,297,878)

Increase (decrease) in cash                      2,416,122  (3,067,479)
Cash at beginning of period                      1,188,423   3,128,154
Cash at end of period                          $ 3,604,545 $    60,675


The accompanying notes are an integral part of the consolidated financial statements.
           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1997. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company (formerly Citizens Fund Insurance Company) and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company (formerly Citizens Security Mutual Insurance Company), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended September 30, 1998 and 1997 total 74 percent.

   2. Reinsurance
     For the three and nine months ended September 30, 1998 and 1997, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                          Three Months Ended        Nine Months Ended
                             September 30,             September 30,
                            1998        1997         1998        1997
     Premiums written:
       Direct         $ 51,589,853 $ 54,540,746 $154,278,743 $162,325,957
       Assumed              63,666     (176,124)     363,818      562,762
       Ceded            (4,132,568)  (4,043,100) (12,292,446) (12,075,225)
       Net            $ 47,520,951 $ 50,321,522 $142,350,115 $150,813,494

     Premiums earned:
       Direct         $ 51,425,210 $ 53,545,307 $154,630,567 $158,047,724
       Assumed             101,999     (103,281)     469,631    1,070,444
       Ceded            (4,241,105)  (3,952,282) (12,692,600) (12,988,344)
       Net            $ 47,286,104 $ 49,489,744 $142,407,598 $146,129,824

     Losses and loss adjustment expenses:
       Direct         $ 38,293,655 $ 39,658,435 $119,504,386 $120,906,330
       Assumed             654,436       81,468      753,747      870,113
       Ceded            (3,934,626)  (4,096,720) (15,447,018) (10,254,766)
       Net            $ 35,013,465 $ 35,643,183 $104,811,115 $111,521,677



  3. Earnings Per Share
    The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the three and nine month periods ended September 30, 1998 and 1997:

                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                                1998        1997        1998        1997
   Basic earnings per share computation:
     Numerator (net income) $ 2,940,312 $ 3,019,311 $ 7,951,506 $ 5,131,219
     Denominator:
       Common shares
           outstanding        6,642,889   6,626,259   6,638,263   6,702,634
     Basic earnings
       per share            $      0.44 $      0.46 $      1.20 $      0.77

   Diluted earnings per share computation:
     Numerator (net income) $ 2,940,312 $ 3,019,311 $ 7,951,506 $ 5,131,219
     Denominator:
       Common shares
           outstanding        6,642,889   6,626,259   6,638,263   6,702,634
       Stock options             82,248      46,689      78,802      32,741
       Total shares           6,725,137   6,672,948   6,717,065   6,735,375
       Diluted earnings
         per share          $      0.44 $      0.45 $      1.18 $      0.76

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

     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended September 30, 1998 and 1997 consist of the following:

                                              Nine Months Ended
                                                 September 30,
                                              1998          1997

     Unrealized holding gains (losses)
         before deferred income taxes      $ 3,917,225  $14,956,960
     Deferred income tax (expense)
         or benefit                         (1,372,000)  (5,235,000)
     Less:  Reclassification adjustment
         for realized gains                  7,243,842    3,045,074
         Income tax expense related to
            realized gains                  (2,537,000)    (900,000)
     Net unrealized gains (losses)
         on securities                     $(2,161,617) $ 7,576,886

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

  6.  Shareholder Rights Plan

     On September 8, 1998, the Board of Directors of Meridian Insurance Group, Inc., adopted a Shareholder Rights Plan. Under the Plan, a dividend of one preferred share purchase right was paid to shareholders of record on September 28, 1998 for each outstanding common share. Each Right entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at a price of $75.00 per one-thousandth of a Preferred Share.

     If a person or group acquires 20% or more of the outstanding Common Shares (thereby becoming an Acquiring Person), each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will generally have the right to purchase Common Shares having value equal to two times the purchase price of the Right. In other words, the Rights' holders, other than the Acquiring Person, may purchase common shares or their equivalent at a 50 percent discount. The rights will expire on September 18, 2008, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company. (A full description and terms of the Rights Plan are set forth in a Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent.)



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at September 30, 1998 were $410.1 million, a decrease of 0.8 percent from $413.6 million reported at December 31, 1997. The decrease was primarily the result of the third quarter's general stock market decline. As of September 30, 1998, the Company recorded unrealized appreciation before deferred income taxes on equity securities of approximately $7.4 million compared to $12.9 million at year-end 1997. The Company's unrealized appreciation on its fixed maturity portfolio was $11.0 million at the end of the 1998 compared to $8.7 reported at December 31, 1997.

         Total liabilities at September 30, 1998 of $273.8 million were 2.8 percent less than the $281.7 million reported at December 31, 1997. A decrease of $3.9 million in loss reserves was the primary factor. Such decrease was attributable to loss experience and the timing of claim payments. Reinsurance payables also decreased to $7.5 million from the $9.1 million reported at year-end 1997.

         The Company's shareholders' equity at September 30, 1998 grew 3.2 percent to $136.3 million compared to the December 31, 1997 total of $131.9 million. The primary factor leading to the improvement was net income of $8.0 million, partially offset by unrealized depreciation of investment securities, net of deferred income taxes, of $2.2 million. The Company's book value per share at September 30, 1998 was $20.52, an increase of $0.62 from the $19.90 book value per share at year-end 1997.

         Results of Operations

         Quarter
         For the three months ended September 30, 1998, the Company recorded net income of $2.9 million, or $0.44 per share for both basic and diluted earnings. This compares to net income of $3.0 million, or $0.46 basic earnings per share basic and $0.45 diluted earnings per share, for the corresponding 1997 period. Realized gains were $1.3 million higher in the third quarter of 1998 than in the preceding year, accounting for $0.22 of diluted earnings per share in this year's third quarter compared with $0.10 for the third quarter of 1997.

         The Company's total revenues for the 1998 third quarter were $53.8 million, compared to $54.6 million reported for the corresponding 1997 period. Consolidated earned premiums declined by approximately $2.2 million. The largest factor was a $2.2 million decline in direct premium volume of the Meridian Citizens companies, involving most of its major lines of business. Compounding the soft market and competitive factors was the effect on premium production of a number of underwriting and agency management actions taken in prior months to improve the loss experience of this book of business. Personal and farm lines grew modestly for the Meridian book of business compared to the prior year third quarter. Meridian's commercial lines earned premium decreased by 3.9 percent due to largely continuing soft market conditions. The new non-standard automobile line of business, introduced earlier in 1998, produced $1.6 million of premium during the quarter.

         Net investment income of approximately $4.2 million for the 1998 third quarter increased 4.0 percent in comparison to
         $4.1 million for the same 1997 period.   A slight increase
         in the Company's pre-tax net investment yield as well as a larger investment base for much of the quarter, were contributors to the increased investment income. For the quarters ended September 30, 1998 and 1997, the Company realized net investment gains of approximately $2.3 and $1.0 million, respectively. The current quarter's realized gains resulted from the sale of certain equity securities, as well as from certain municipal bond sales motivated by tax planning strategies.

         The Company's total incurred losses and loss adjustment expenses for the 1998 third quarter decreased to $35.0 million from $35.6 million for the comparable 1997 quarter. However, given the current quarter's due to the lower premium, the Company reported a 2.8 percentage point deterioration in its loss and loss adjustment expense ratio from 71.2 to 74.0 percent. Third quarter catastrophe losses of $2.9 million, including the continued development of storms occurring late in the second quarter, added 6.2 percentage points to the Company's loss and loss adjustment expense ratio.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $14.8 million for the 1998 third quarter were down from the $15.1 million reported for the comparable 1997 period. The decrease was less than the decrease in premium volume, however, resulting in a one percentage point increase relative to premium revenue.

         For the quarter ended September 30, 1998, the Company recorded income tax expense of approximately $1.0 million which corresponds to an effective tax rate of 26.2 percent. The Company benefits from tax exempt interest and the dividends received deduction, producing an effective rate below the statutory income tax rate.


         Nine Months
         For the nine months ended September 30, 1998, the Company recorded net income of $8.0 million, or $1.20 basic earnings per share and $1.18 diluted earnings per share. This compares favorably to net income of $5.1 million, or $0.77 basic earnings per share and $0.76 diluted earnings per share for the corresponding 1997 period. Improvement in the Company's loss and loss adjustment expense ratio was a primary factor. Also, realized gains on investments were $5.5 million, or $0.54 per share in 1998, compared to $2.8 million, or $0.27 per share for the same nine month period in 1997.

         The Company's total revenues for the nine months ended September 30, 1998 decreased to $160.8 million from $162.0 million for the corresponding 1997 period primarily due to a decrease in earned premium of $3.7 million, partially offset
         by higher realized gains.   The Meridian book of business
         reported a $0.7 million increase in earned premium for the nine month period when compared to 1997. The higher revenue was attributable to an increase in personal lines premium with the automobile line of business $2.2 million above 1997 volume. Farm lines produced growth of $0.3 million or 3.6 percent. The highly competitive commercial lines market, which continues to be soft, reported a $3.4 million decline in volume for the first nine months or a 6.1 percentage point decrease. Net earned premium volume from the Meridian Citizens operations reflected a decrease of 14.8 percent for the first nine months of 1998, in comparison to the same 1997 period. In addition to competition and the soft market, the Meridian Citizens premium production was negatively affected by a number of underwriting actions taken to improve the loss ratio.

         Net investment income of approximately $12.8 million for the nine months ended September 30,1998 increased 5.5 percent in comparison to $12.2 million for the same 1997 period. The Company has replaced a portion of its tax-advantaged investment portfolio with taxable securities, favorably affecting the investment yield.

         The Company's total incurred losses and loss adjustment expenses for the nine months ended September 30, 1998 decreased 6.0 percent to $104.8 million from $111.5 million for the comparable 1997 period. The year-to-date loss and loss adjustment expense ratio was 73.6 percent at September 30, 1998 compared to 76.3 percent for the 1997 period. The improvement was achieved in spite of the higher level of catastrophe losses this year, which have added 9.1 percentage points to the loss ratio through September 30, 1998, compared with 4.4 percentage points through September of last year. Consolidated net weather-related catastrophe losses for the Company were estimated to be $13.0 million through September which compares to $6.4 million during 1997. Minnesota, Meridian Citizen's largest state of operation, has been particularly hard hit with record levels of property damage losses arising from tornadoes, hail, and heavy straight line winds.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $45.4 million for the nine months ended September 30, 1998 increased slightly from the $45.1 million reported through the comparable 1997 period. This represents an increase of approximately one percentage point relative to premiums earned.

         For the nine months ended September 30, 1998, the Company recorded income tax expense of approximately $2.7 million which corresponds to an effective tax rate of 25.3 percent. This compares to a $0.6 million benefit recorded for the corresponding 1997 period. The 1998 effective tax rate varies from the statutory tax rate due to the relative impact of tax exempt interest and the dividends received deduction.

         Year 2000 disclosures

         As we near the end of the century, many information technology products will not recognize the year 2000. As a result, businesses are at risk for possible calculation errors or system failures which could cause a disruption in
         their operations.   This is known as the Year 2000 ("Y2K")
         issue.

         In 1995, Meridian began the initial planning phase to ensure that all systems were Y2K compliant. As a result of this planning, it was determined that Meridian would utilize internal resources to complete the necessary remediation. This would allow Meridian to contain costs and maintain control as well as provide consistency in system applications. As a result of this decision, a team of programmers was hired under the direction of experienced internal management to address the issue. It was also determined that the Meridian Citizens project team would operate independently utilizing contracted personnel to complete the project. Such personnel, our contracted outside automation services providers, were under contract to complete and test the Y2K programming efforts. This process was supervised by internal Meridian staff to maintain consistency.

         The next stage of the process was to identify those systems and programs that contained date sensitive fields throughout the operating systems. The Meridian approach taken to address the issue was field expansion. This expansion would allow the date fields to be expanded and allow programs to distinguish dates based upon an eight digit code as opposed to a six digit code. The Meridian Citizens approach implemented by the outside automation services provider, had to take into account the various operating platforms used to process data. It was decided that a combination of methods would be the best approach to solving the Y2K dilemma. A combination of field expansion and "windowing" was utilized to address the issue. The "windowing" approach utilizes a
         two digit year currently in the date fields.   For example,
         any result over 50 signifies the 20th century and any under fifty, the 21st century.

         Three years into the project, Meridian has made significant progress. Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000 such as policy processing systems which require renewal processing as early as November of 1998. Extensive reprogramming now allows these internal policy processing systems to recognize the difference between the 20th and the 21st century.
         Meridians' remediated policy processing systems have been in production and compliant since November of 1997. In July of 1998, Meridian also completed code remediation for the management reporting systems and front-end client server systems. The Meridian Citizens companies which again operate on a different platform, achieved Y2K compliance in August of 1998 and have been in production since that time. 1998 mainframe impact, front-end client server, and critical network programming have also been completed. Critical operating systems for the Company have been tested by our Quality of Assurance Unit and were found to be compliant. There are a few internal non-critical programming efforts which are still in the process of remediation. The majority of these are expected to be
         completed and tested by the end of 1998.   A few are
         targeted for completion during the first and second quarters of 1999. It is anticipated that these systems will be remediated, tested, and moved into production also within that time frame. As the Company has already processed policies encompassing Y2K dates, the Company does not feel at risk for Y2K difficulties and as such no contingency plans are currently in place for the operating systems. Meridian anticipates that the costs associated with Y2K remediation will approximate $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996 and approximately $400,000 per year for 1997-1998. It is also anticipated that approximately $300,000 will be spent in 1999. Approximately 50 percent of the total costs relate to personnel such as custom programmers. The remainder relates to costs for replacing certain software applications and equipment. Such costs have been funded through operating revenues and represent less than 10 percent of the information systems annual budgets. Costs associated with the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees. Due to the complexity and impact of the Y2K project, the Company engaged independent consultants to review the planning and remediation methods utilized within the project for all subsidiaries. The written report received from the independent consultants contained audit comments or suggestions which were implemented and incorporated into the
         final Y2K action plans.   At this time the Company's policy
         processing and management reporting systems have been corrected, thoroughly tested by our Quality Assurance team and moved into full production. Actual policies have been processed which are impacted by the Y2K issue. Throughout 1999 and as the century mark nears, the Company will double check the systems to verify that the infrastructure will
         respond correctly to the actual century date change.   The
         Company has also addressed the facilities Y2K issues by evaluating HVAC, security systems, elevators, the automobile fleet, etc., to ascertain compliance.

         As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company has reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. The Company also identified specific hardware and software that needed to be replaced as a result of the Y2K issue. It is anticipated that the replacement process will be completed in early 1999. Most are currently in compliance, scheduled for upgrade, or in the process of being eliminated. In addition, the Company also established contact with agents and certain vendors to highlight this issue. This contact was established with the purpose of reasonably ascertaining the Y2K impact. Where possible, the Company has reviewed plans received by outside providers for their Y2K compliance effort. In some cases, these entities have a lower level of readiness and preparation and as a result are not able to provide this type of information. Should an agent be non-compliant for Y2K, the Company's contingency plan is the current ability to process or underwrite policies on a manual basis. While this may have a direct impact on the timeliness of policy processing, the operating systems do have the ability to process such data. Third party vendors which have critical impact on the ability to process are currently anticipated to be Y2K compliant. However, there can be no guarantee that the systems of agents or other third parties will be timely converted, or that a widespread failure to convert by others would not adversely affect the Company. It is not anticipated that non-critical third party vendors who fail to be Y2K compliant will impact the ability to complete necessary work processes. No contingency plan is in place for these non-critical business vendors at this time.

         The Company does not issue insurance policies covering risks related to the Year 2000 issue. However, there can be no certainty regarding future judicial or legislative interpretations of coverage.

         While the Company has utilized significant resources to secure its critical operating systems, there are no contingency plans for things which effect the general public such as electrical power, water, and etc. Failure for these providers to perform Y2K compliance could be detrimental to company operations.

         No significant information technology projects having a material effect on the Company's financial position or results of operations have been deferred as a direct result of Year 2000 efforts.

         Statements in this 10-Q document that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. Risk factors include variation in ability of the Company, suppliers, and agency representatives to handle the Y2K computer issue. Growth and profitability could be affected by these factors.

         MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES




  PART II.    OTHER INFORMATION


              Item 6. a.  Exhibits.  See index to exhibits.

                      b.  A Form 8-K was filed on September 18, 1998.



              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:  October  26 , 1998        By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:  October 26 , 1998         By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial



          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
              For the quarter ended September 30, 1998
                         Index to Exhibits



            Exhibit Number
       Assigned in Regulation S-K
              Item 601                       Description of Exhibit


                 (3)                  3.01  Articles of Amendment


                 (4)                  4.01  Text of Certificate for Common
                                            Shares of Meridian Insurance
                                            Group, Inc. (Incorporated by
                                            reference to Exhibit 4.01 to the
                                            registrant's Form S-1 Registration
                                            Statement No. 33-11413.)

                                      4.02  Rights Agreement, dated as of
                                            September 18, 1998, between
                                            Meridian Insurance Group, Inc. and
                                            Harris Trust and Savings Bank, as
                                            Rights Agent.  The Rights Agreement
                                            includes the form of Articles of
                                            Amendment setting forth terms of
                                            Series A Junior Participating
                                            Preferred Stock as Exhibit A, the
                                            form Right Certificate as Exhibit B
                                            and the Summary of Rights to
                                            Purchase Preferred Shares as
                                            Exhibit C (incorporated herein
                                            by reference to Exhibit 1 to the
                                            Company's Current Report on Form 8-K
                                            dated September 18, 1998).



          (27)                       27.01 Financial Data Schedule


        MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SIGNATURES



 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:  October 26, 1998          By:
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:  October 26, 1998          By:
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer