Form 10-K
period 1998-12-31
MERIDIAN INSURANCE GROUP INC
filed 1999-03-29
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

(Mark one)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 5, 1999, based on the closing sales price, was $18.25.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
7,259,661 Common Shares at March 5, 1999.

The Index of Exhibits is located at page 53 in the sequential numbering system. Total number of pages, including cover page: 290

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                           Parts of Form 10-K into Which
        Identity of Document                 Document is Incorporated

        Definitive Proxy Statement                  Part III
        with respect to the 1999
        Annual Meeting of Shareholders
        of Registrant



                    MERIDIAN INSURANCE GROUP, INC.
                      ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 1998


        PART I                                                    PAGE

ITEM 1. BUSINESS                                                   4

ITEM 2. PROPERTIES                                                15

ITEM 3. LEGAL PROCEEDINGS                                         15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15


        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                                       16

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                      17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                       18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                       49


        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       50

ITEM 11. EXECUTIVE COMPENSATION                                   50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                           50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           50


        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                      51


                                PART I


ITEM 1:  BUSINESS

General

Meridian Insurance Group, Inc. ("the Company"), is a holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian
Security Insurance Company ("Meridian Security"), Meridian Citizens
Security Insurance Company ("Meridian Citizens Security"), formerly known as Citizens Fund Insurance Company and Insurance Company of Ohio ("ICO"). Meridian Citizens Security and ICO, along with their holding company, Citizens Security Group, Inc. ("CSGI"), were purchased by Meridian
Security on July 31, 1996. During the first quarter of 1997, the Company dissolved CSGI. The assets and liabilities of CSGI were merged into Meridian Security. The Company also owns a small service support company, Meridian Service Corporation, whose results of operations are insignificant to the total operations of the Company.

Approximately 47.8 percent of the Company's outstanding common shares are owned by Meridian Mutual Insurance Company ("Meridian Mutual"), a mutual property and casualty insurance company headquartered in Indianapolis, Indiana. Since August 1, 1996, Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"), formerly known as Citizens Security Mutual Insurance Company, the former majority shareholder of CSGI, have been parties to a reinsurance pooling agreement ("pooling agreement") under which business written is shared by the companies on the basis of their percentage participation defined in the pooling agreement. Prior to August 1, 1996, Meridian Security and Meridian Mutual were the only participants in this pooling arrangement. Effective July 1, 1998, the pooling arrangement was amended to include business solicited through direct response marketing as well as the non-standard automobile product introduced during 1998, effectively pooling all business written by the insurance companies.

Collectively, the insurance companies ("Meridian") participating in this reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,370 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, Washington and Wisconsin.

Relationships with Meridian Mutual and Meridian Citizens Mutual
All of the Company's corporate officers are officers of Meridian Mutual and six of the nine members that constitute the Company's Board of Directors are also directors of Meridian Mutual. All of the directors and officers of Meridian Citizens Mutual are corporate officers of the Company. Effective January 1, 1997, the Company became the employer for all of the employees of Meridian Mutual and Meridian Citizens Mutual and the related employee benefit plans were merged into the Company's plans. Prior to January 1, the Company had no employees and was dependent upon Meridian Mutual and Meridian Citizens Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Underwriting expenses are shared under the pooling agreement between each entity in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual, Meridian Citizens Mutual or the Company are paid by the company to which the expense is attributable. All other operating expenses relating to the business of each company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

Pooling Agreement

The pooling agreement currently covers all of the property and casualty insurance written by Meridian Mutual, Meridian Citizens Mutual, Meridian Security, Meridian Citizens Security, and ICO. Under the pooling agreement, premiums, losses, loss adjustment expenses and other underwriting and administrative expenses of each company are shared in accordance with the participation percentages established under the pooling agreement. Since August 1, 1996, the participation percentages of the Company's insurance subsidiaries totaled 74 percent. The participation rates were determined with reference to the relative historical net written premiums of the companies. Therefore, each company's relative share of underwriting revenues, losses, and expenses was not significantly altered as an immediate result of the CSGI acquisition. Prior to August 1, Meridian Mutual and Meridian Security were the only participants in the pooling agreement, under which Meridian Security had assumed 74 percent of the combined underwriting income and expenses since May 1, 1993.

The Boards of Directors of the Company, Meridian Mutual and Meridian Citizens Mutual have delegated to their respective Audit Committees the responsibility of monitoring the relationships between each of the participants under the pooling agreement pursuant to such procedures as those Committees may deem necessary and appropriate to allocate the pool participation percentages to each participant of the agreement. The Audit Committees have established guidelines for reviewing the participation percentages at least annually and for referring to the Pooling Committees of each company any decision to change the participation percentages. Future events that could affect the participation percentages among the parties include the receipt by Meridian Mutual of dividends on the common shares it owns of the Company, changes in the capital structure or asset values of Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, or ICO, different effective rates of income taxation, or other factors which disproportionately affect the surplus of any of the participants.

The Company, Meridian Mutual and Meridian Citizens Mutual have conflicting interests with respect to the establishment of the respective ratios of each company under the pooling agreement, and conflicts may arise between the Company, Meridian Mutual and Meridian Citizens Mutual relating to the allocation of expenses not related to insurance underwriting, business and investment philosophies, profit objectives, cash management, dividend policy and other matters. The business and operations of the Company are integrated with and largely dependent upon the business and operations of Meridian Mutual and Meridian Citizens Mutual. The pooling agreement contains no specific provisions regarding the procedures to be followed in making these decisions.

In arriving at decisions involving matters in which Meridian Mutual and/or Meridian Citizens Mutual has an interest, the directors of the Company will be governed by their fiduciary duties to the Company and its shareholders, but those directors who also are directors of Meridian Mutual and Meridian Citizens Mutual also owe fiduciary duties to the policyholders of Meridian Mutual and Meridian Citizens Mutual and no procedures have been established under which those decisions would be made by disinterested directors. The terms of the pooling agreement preclude conflicts which could arise in deciding which risks are to be insured by each of the participants by making the results of the operations of all participants dependent on the results of the total business covered by the pooling agreement.

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security, Meridian Citizens Security, ICO or Meridian Citizens Mutual and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company or the policyholders of any of the parties. In the event of a termination of the pooling agreement, the terminating party or parties would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to the terminating party the liabilities ceded to it by the terminating party, and each party would receive assets from the other in an amount equal to the amount of the policy liabilities received. If the pooling agreement had been terminated at December 31, 1998, approximately 12% of the assets and liabilities subject to the pooling agreement would have been transferred to the Company's insurance subsidiaries. The Company would continue to own all of the outstanding common shares of Meridian Security, Meridian Citizens Security and ICO. The Company would maintain the employee force but would have reduced sales operations through a smaller independent agency force.

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

A. M. Best Company, Inc., Ratings

Since 1993, Meridian Mutual and Meridian Security have maintained a group rating of "A" (excellent) by A. M. Best Company, Inc. ("Best"). Subsequent to the July 31, 1996 acquisition, the Meridian group rating of "A" was also given to Meridian Citizens Security, ICO and Meridian Citizens Mutual. Best is an independent company which rates insurance companies on the basis of their opinion as to financial position and operating performance. Best's ratings are based upon factors related to the capacity of the insurer to make payment of its obligations to policyholders and do not relate to the protection of investors or indicate expected investment results.

Operations

As a result of the Citizens Security Insurance Group acquisition in 1996, the Company's operating territory was expanded into four additional states (Minnesota, Missouri, South Dakota, and North Dakota) and the premium base was enlarged in the states of Iowa, Ohio and Wisconsin. Meridian has also expanded organically into additional states in recent years. Additional state expansion, including Arizona, Georgia, Kansas and Maryland is planned for 1999. This geographic expansion enables the Company to spread its risk across a larger region. The Company has achieved certain economies of scale by consolidating functions within its operations. During 1998, the Meridian Citizens information systems, as well as two Meridian Mutual regional claim offices, were consolidated into the Indianapolis operation. Further operational consolidations may be considered over time.

Underwriting

The underwriting functions are separated into personal, commercial and farm lines of business. The Company's underwriting personnel are responsible for establishing risk-selection guidelines for agents and for the underwriting and monitoring of policy issuance in order to insure adherence to established guidelines. The underwriting departments also determine the product pricing and are responsible for the development of new products and enhancements. The underwriting personnel work closely with sales representatives and consult regularly with agents to assess current market conditions.

In establishing prices, underwriting personnel analyze studies of statistical and actuarial data concerning the impact of price changes in the markets served and consider data compiled by industry organizations. This allows for a more accurate assessment of the anticipated costs of risks underwritten.

Over the last several years, the Company has continued efforts to reduce the loss ratio by implementing underwriting programs related to proper risk selection. The Company also continues to monitor rate adequacy and agency profitability, taking action where appropriate. The Company's 1998 statutory combined ratio of 102.9 percent was a 4.2 percentage point improvement from the 107.1 combined ratio reported in 1997. The improvement was achieved despite the record level of catastrophic weather-related claims incurred in 1998 of approximately $14.7 million, more than double the $7.3 million reported in 1997.
The Company continues to focus on reducing per-unit costs and other expenses in order to improve its loss adjustment and underwriting expense ratios through increased automation and expense consolidation. The 1997 installation of the automated personal lines underwriting system now enables the majority of applications to be processed by computers via pre-set standards. Human intervention is only necessary when an application falls outside of specified parameters. This allows the Company to process a larger volume of business without proportionally expanding the size of the underwriting staff, thereby reducing per-unit costs. The Company currently issues most personal automobile and homeowners policies via the automated underwriting system.

Products and Marketing-Meridian

Meridian writes a broad line of property and casualty insurance including personal, non-standard, and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Meridian recently began to offer personal automobile products through direct response marketing in the states of Washington and Virginia. Meridian markets most of its insurance through independent insurance agents. Development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. The Meridian agency network numbers approximately 1,370 independent insurance agencies spread throughout 15 states. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 2 percent of the total written premium. Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business will be rehabilitated or may be terminated by Meridian, subject to compliance with applicable state laws.

Each agency enters into a standard agency agreement, under which the agency is authorized to sell and bind insurance coverage in accordance with procedures specified in the agreement. Agencies also collect/remit premiums and submit business subject to Meridian's underwriting guidelines. The agency receives as a commission a percentage of the premium for each policy written.

Meridian offers a direct billing service to its agents, under which premium statements are provided to the insured and the insured pays the premiums directly to Meridian. Meridian pays the same commission rates on company-billed and agency-billed policies, thereby allowing agencies to reduce administrative costs without a reduction in commission income. Approximately 80 percent of Meridian's net written premium is derived from company-billed business. Meridian also offers an agency profit-sharing agreement under which agencies attaining designated premium volume and profitability requirements receive a bonus.

Meridian has developed separate growth strategies with respect to the personal, commercial and farm lines of business. With respect to personal lines, Meridian believes that continued improvements in service to agents and policyholders, offering broad coverages and product enhancements, and relying on automation to improve efficiency will increase penetration of existing markets.

Meridian is a leader in the area of agency interface automation. Additionally, the company has an automated personal lines underwriting system which processes a majority of personal lines new business. Lower operating costs and strict adherence to underwriting guidelines will allow Meridian to be competitive and grow in the personal lines marketplace. By emphasizing and targeting select lines of business, Meridian believes moderate growth in personal lines business is achievable without significantly increasing risk exposure.

During 1998, Meridian launched a growth initiative by entering into a marketing and sales arrangement with GROUPadvantage. This arrangement makes Meridian's personal lines products available through franchised indepedent agencies to Sam's Club members in certain states. (GROUPadvantage is a registered service mark of Consumer Insurance Services of America "CISA" and is used under license from CISA.) During the fourth quarter, Meridian began marketing personal lines products to members of Sam's Clubs in Michigan and Illinois, with the expectation that several additional states will be added in 1999.

Meridian has identified several segments of its commercial lines markets in which management believes Meridian can compete effectively. Meridian has and will continue to focus on mid-sized accounts in the $15,000 to $50,000 range of annual premium volume. Meridian also writes commercial business through association programs. Over 35 associations have endorsed Meridian for their insurance program. Association business is desired in agricultural, veterinary, optometry, and funeral home associations, as well as four other classes of business.

Meridian's farm strategy emphasizes increased penetration into existing markets, as well as expanding its farm products geographically into Iowa, Minnesota and Wisconsin. Meridian targets medium to large farms which meet the Company's underwriting guidelines. Management believes Meridian enjoys a competitive advantage in the farmowners market because of its years of experience, regional focus and the fact that some national insurers have vacated this market.

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

                                  Year Ended December 31,
                            1998      1997      1996      1995     1994
                                   (Dollars in thousands)
Net Premiums Written
Personal lines:
 Automobile              $ 81,219  $ 78,270  $ 68,219  $ 59,444 $  54,325
 Homeowners                24,260    28,051    21,964    19,526    17,080
 Other                      2,544     2,901     4,819     2,178     1,887
   Total personal lines   108,023   109,222    95,002    81,148    73,292

Farmowners                 10,961    10,826     9,417     8,775     7,892

Commercial lines:
 Automobile                17,514    18,229    14,343    13,107    11,740
 Workers' compensation     22,326    23,901    23,380    22,438    21,587
 Commercial multi-peril    24,934    27,766    23,453    19,509    19,110
 Other                      4,313     4,575     3,600     3,764     2,525
   Total commercial lines  69,087    74,471    64,776    58,819    54,961
   Total premium written $188,071  $194,519  $169,195  $148,742  $136,145

Net Underwriting Loss    $ (5,099) $(13,726) $(13,868) $ (1,610) $ (2,751)


Loss and Loss Adjustment Expense Ratio
Personal lines:
 Automobile                  69.3%     78.8%     75.0%     75.0%     69.2%
 Homeowners                 101.7     104.1     110.7      81.2      82.9
 Other                       43.2      60.9      63.0      34.0      56.0
   Total personal lines      76.3%     84.5%     83.2%     75.5%     72.2%

Farmowners                   73.4%     59.4%     95.0%     68.6%     62.7%

Commercial lines:
 Automobile                  84.0%     86.1%     77.5%     89.1%     80.0%
 Workers' compensation       45.4      52.8      54.2      58.6      62.7
 Commercial multi-peril      72.6      75.0      85.5      45.8      70.3
 Other                       38.1      46.1      36.9      47.1      27.4
   Total commercial lines    64.7%     68.3%     68.7%     60.5%     67.5%
   Total loss & LAE ratio    71.8%     76.8%     78.0%     69.2%     69.8%

Expense Ratio                31.1%     30.3%     30.0%     31.0%     32.0%

Combined Ratio              102.9%    107.1%    108.0%    100.2%    101.8%

Claims

Meridian's claim division is responsible for developing and implementing policies and procedures for the payment and disposition of claims and for establishing claim reserves. In connection therewith, it resolves questions concerning policy coverage and manages reinsurance recoveries and salvage and subrogation matters. Claims litigation is managed in conjunction with the legal division.

During the fourth quarter of 1998, regional claim operations in Louisville, Kentucky and East Lansing, Michigan were closed. All claim services for Meridian are now handled through the claim service centers in Indianapolis, Indiana. Insurance claims on policies underwritten by Meridian are normally investigated and settled by Meridian claim adjusters. Independent adjusters are employed as needed to handle the occasional overload of claims and in territories in which the volume of claims is not sufficient to justify having company claim adjusters.

The Company's claim adjusters have authority to settle claims within policy limits, subject to direction and control by a claim manager or supervisor. All claims estimated to have a potential value of $100,000 or more are reviewed by additional levels of claims divisions management, and all claims in excess of $200,000 must be approved by the claim division director. If litigation is involved, the legal division director reviews all claims in excess of $100,000. A claim review committee provides for the periodic evaluation of certain claims, including those involving special circumstances, to enhance the investigation and decision-making process.

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

Meridian maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Two principal methods are followed in establishing reserves.
For coverages which involve a large volume of claims for relatively small amounts, such as automobile property damage, comprehensive and collision insurance, reserves are maintained on an average basis by reference to the number and amount of paid claims. Adjustments to average reserves are made periodically, based on claims experience.
Reserves for other claims are established on a case-by-case basis pursuant to which a reserve amount is assigned to each claim when reported, based primarily upon an investigation of the circumstances surrounding each claim, consideration of the liability and the damages, and the insurance policy provisions relating to the claim. During the claim settlement process, it is often necessary to adjust estimates of future liability as additional facts regarding individual claims become known.

Meridian also establishes reserves for claims which have been incurred but which have not been reported, utilizing statistical models based on historical experience. Reserves established pursuant to the statistical models also are designed to correct historical deficiencies or redundancies in the reserves established on an average or a case-by-case basis. Meridian consults periodically with an independent actuarial firm concerning the adequacy of reserves.

Management believes that reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of settling reported and unreported claims, net of reinsurance, anticipated salvage and subrogation receipts, and other recoveries. Loss reserves are not discounted to present value. Inflation is implicitly provided for in calculating reserves through analysis of cost trends and review of historical reserve estimates.
The following table sets forth a three-year reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the Company. The net reserves acquired through acquisition represent the loss and loss adjustment expense reserves, net of reinsurance, for Meridian Citizens Security and ICO at the date of acquisition.

                                         Year Ended December 31,
                                        1998      1997       1996
                                             (In thousands)

Balance at beginning of period      $ 169,801  $ 161,309  $ 123,577
Less reinsurance recoverables          48,872     41,819     31,204
Net balance at beginning of period    120,929    119,490     92,373

Net reserves acquired through             ---        ---     20,685
   acquisition

Incurred related to:
  Current year                        145,328    165,577    137,817
  Prior years                          (8,708)   (16,358)    (7,716)
    Total incurred                    136,620    149,219    130,101

Paid related to:
  Current year                         93,790     97,448     93,199
  Prior years                          51,308     50,332     30,470
    Total paid                        145,098    147,780    123,669

Net balance at end of period          112,451    120,929    119,490
Plus reinsurance recoverables          41,802     48,872     41,819
Balance at end of period            $ 154,253  $  169,801 $ 161,309

The reconciliations for 1998 and 1997 show approximately $8.7 million and $16.4 million reductions, respectively in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in prior accident years for the Company's personal automobile liability, workers' compensation lines and commercial multiple-peril lines of business were the primary factors in the reductions.

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

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1998 but incurred in 1991 is included in the cumulative redundancy amount for each of the years from 1991 through 1997. The table does not present accident or policy-year development data. The Company's share of pooled losses increased from 62 percent as of April 1, 1987, to the current level of 74 percent on May 1, 1993. In 1996, the Company acquired approximately $20.7 million in loss and loss adjustment expense reserves from the acquisition of Meridian Citizens Security and ICO. Additionally, payments received on the acquired reserves since the acquisition were spread out over the ten years based on the accident year in which the original acquired reserve was established. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.

                              Year Ended December 31,
                           1998      1997      1996     1995     1994     1993     1992     1991     1990     1989     1988

                               (Dollars in thousands)

Net reserves for losses
 & loss adjustment
 expenses               $112,451  $120,929  $119,490  $92,373  $91,940  $89,630  $72,006  $68,102  $64,742  $62,281  $53,569

Cumulative paid as
 a percent of year-
 end reserves:
  One year later                     42.4%     42.1%    40.7%    39.0%    40.7%    29.0%    42.4%    46.6%    46.1%    47.2%
  Two years later                              61.1%    65.4%    59.0%    59.0%    51.7%    55.0%    68.5%    68.9%    68.1%
  Three years later                                     78.1%    70.9%    68.9%    62.6%    67.5%    74.7%    81.3%    81.3%
  Four years later                                               76.1%    74.6%    67.8%    74.9%    81.6%    84.1%    87.4%
  Five years later                                                        77.5%    71.3%    77.4%    85.7%    88.0%    88.6%
  Six years later                                                                  73.7%    79.9%    87.5%    90.1%    90.7%
  Seven years later                                                                         81.4%    88.9%    91.8%    92.3%
  Eight years later                                                                                  89.7%    93.0%    93.5%
  Nine years later                                                                                            93.6%    94.7%
  Ten years later                                                                                                      95.1%

Reserves re-estimated
 as a percent of
 year-end reserves:
  One year later                     93.3%     91.1%    96.6%    92.9%    92.3%    93.6%    97.5%   103.2%    99.7%   102.3%
  Two years later                              90.8%   103.4%    94.9%    89.0%    84.6%    93.0%    99.0%   100.7%   100.6%
  Three years later                                    101.9%    93.1%    89.2%    83.3%    89.0%    97.9%    99.2%   100.4%
  Four years later                                               91.1%    89.2%    83.6%    89.3%    95.3%    99.3%    99.7%
  Five years later                                                        87.6%    83.8%    89.2%    96.3%    97.9%   100.3%
  Six years later                                                                  83.0%    89.7%    95.4%    98.4%    99.5%
  Seven years later                                                                         89.3%    96.5%    97.9%   100.0%
  Eight years later                                                                                  96.5%    99.5%   100.2%
  Nine years later                                                                                            99.9%   101.9%
  Ten years later                                                                                                     101.9%

Redundancy (deficiency)               6.7%      9.2%    -1.9%     8.9%    12.4%    17.0%    10.7%     3.5%     0.1%    -1.9%

Reinsurance

Meridian follows the customary industry practice of limiting exposure by ceding to reinsurers a portion of the premiums received and risks assumed under the policies reinsured. Reinsurance is purchased to reduce a net liability on individual risks to predetermined limits and to protect against multiple losses from a single catastrophe or a series of catastrophes. Although reinsurance does not discharge an insurer from its primary liability for claims up to the full limits of the policies, it makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Employers Reinsurance Corporation, rated "A++" by Best, is Meridian's principal reinsurer providing property and liability excess of loss coverage. Meridian uses a large number of reinsurers for property's catastrophe and facultative coverages to reduce the effect of a default by any one reinsurer. Most of these companies are rated "A-" or better by Best, or an equivalent rating by other recognized independent rating agencies. Reinsurers not rated by Best or another independent agency are analyzed and approved by Meridian's reinsurance broker, E. W. Blanch, and by Company management.

The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverages under those contracts applied to all risks written by each of the companies. Treaty reinsurance coverage was purchased to cover property and liability exposures in excess of $200,000 and $350,000, respectively, up to the limits set forth in the individual treaty. In 1997, the retention was $200,000 for property and $ 250,000 for liability. Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $115,000,000. Two other catastrophe reinsurance treaties provided coverage for 95 percent of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles, up to the contractual limits.

As of December 31, 1998, the Company had approximately $41.8 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $22.9 million was recoverable from Employers Reinsurance Corporation and approximately $12.9 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of the reinsurance contracts are negotiated annually. If the relationships were to be terminated with the current reinsurers, management believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

Meridian assumes a limited amount of reinsurance from third parties. This business accounted for less than one percent of net premiums written in 1998.

Investments

Investments of the Company are principally held by Meridian Security, Meridian Citizens Security and ICO, which are subject to regulation by their respective departments of insurance. The investment decisions are made pursuant to guidelines established by the Company's Finance and Investment Committee. This committee is made up of six directors of the Company, four of whom are also directors of Meridian Mutual. All investment transactions are reviewed by this committee.

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

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 1998 and 1997 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair market value. The Company invests in both taxable and tax-exempt securities as part of its investment strategy. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 17.9 percent and 29.5 percent of the total fixed maturity portfolio at December 31, 1998 and 1997, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 9.2 percent and 14.2 percent of the total fixed maturity portfolio of the Company at December 31, 1998 and 1997, respectively.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $44.9 million and $43.4 million at December 31, 1998 and 1997, respectively. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the number of early calls and prepayments, the estimated weighted average duration of the fixed maturity portfolio is approximately 4.4 years.

The Company, as approved by the Finance and Investment Committee, has increased its equity security holdings over the past four years. Equity securities primarily consist of common stocks and had a fair market value of $64.0 million and $54.4 million at December 31, 1998 and 1997, respectively. Equity securities accounted for 20.4 percent and 17.6 percent of the total investment portfolio at December 31, 1998 and 1997, respectively.

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

Meridian Mutual and Meridian Security are admitted as insurers in the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Ohio, Pennsylvania, Tennessee, Virginia, Washington, and Wisconsin. Meridian Citizens Security and Meridian Citizens Mutual hold licenses to write in Iowa, Minnesota, North Dakota, Ohio, South Dakota, and Wisconsin. Meridian Citizens Mutual is also licensed to write insurance in Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania, and Tennessee. ICO is admitted as an insurer in the state of Ohio. Under insolvency or guaranty laws in the states in which the above companies operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a specified percentage of the annual direct premiums written by the company in the state in question with respect to the affected lines of business. Additionally, the companies are required to participate in various mandatory pools or underwriting associations.

The Company is subject to statutes governing insurance holding companies. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, and material transactions between the Company and its insurance subsidiaries not in the ordinary course of business.
The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of the states in which they do business, and the payment of dividends by the insurance subsidiaries to the Company is subject to certain limitations. (See
Note 14 of Notes to Consolidated Financial Statements.) Certain transactions between the Company and its insurance subsidiaries including changes in the terms of the pooling agreement and certain loan transactions, if any, may be effected only upon prior approval thereof by state regulatory authorities in the insurance company's state of domicile. Certain transactions deemed to constitute a "change in control" of the Company, including a party's purchase of 10 percent or more of the outstanding common shares, are all subject to approval by state regulatory authorities.

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

Competition

The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years and is expected to continue for the foreseeable future. Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO all compete with other property and casualty insurers, both in the recruitment and retention of qualified agents and in the sale of insurance products to consumers. The Company believes the principal competitive factors in its markets to be service to agents and policyholders and price. Success in recruiting and retaining agents is dependent upon the administrative support provided to agents, commission rates, and the ability of the insurer to provide products that meet the needs of the agent and the agent's customers.

In selling its insurance products, Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO compete with other insurers writing through independent agents (including insurers represented by the independent agents who represent Meridian), with insurers having their own agency organizations and with direct sellers of insurance products. There are numerous companies competing for business in the geographic areas in which the Company, Meridian Mutual and Meridian Citizens Mutual operate. No single company dominates the marketplace, but many of Meridian's competitors have more established national reputations and substantially greater financial resources and market share.

Employees

On January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Meridian Citizens Mutual. This transfer allows for more freedom in compensation planning, such as flexibility in the use of the Company's common stock as compensation, and improves internal efficiencies by combining employee benefit plans. Prior to the change, the Company had no employees and relied upon Meridian Mutual and Meridian Citizens Mutual to provide all management and administrative services required by the Company. The Company employs approximately 600 people and believes that its relationship with its employees is satisfactory.

Audit Practices

The Board of Directors has an Audit Committee composed of four directors who are not employees of the Company or its affiliates. Usually meeting in conjunction with the Meridian Mutual Audit Committee, the committee monitors the Company's financial reporting and internal control systems and reviews the work of the Company's internal audit function.

The Company retains the firm of PricewaterhouseCoopers LLP as independent accountants to perform an independent audit of the financial statements of the Company and its affiliates. The audit is conducted in accordance with generally accepted auditing standards. The independent accountants have unlimited access to, and meet regularly with, the Audit Committee.


ITEM 2:  PROPERTIES

The headquarters building of the Company is owned by Meridian Mutual and is located near downtown Indianapolis, Indiana. The building is a multi-level structure containing approximately 205,000 square feet of office space. Expansion efforts completed in 1995, have allowed the Company and Meridian Mutual to consolidate the two Indianapolis satellite offices, two regional claim offices, and the information resources function for Meridian Citizens Mutual previously in Red Wing, Minnesota into the home office facility.

The principal office space for the operations of Meridian Citizens Security and Meridian Citizens Mutual is located in Red Wing, Minnesota. The space consists of approximately 28,000 square feet with the lease expiring on December 31, 2002. Approximately 10,325 feet of this space is subleased to the Red Wing Hotel Corporation.


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


                               PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

Market Information

The Company's common stock has traded on the NASDAQ Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of March 5, 1999, approximately
47.8 percent of the common stock was owned by Meridian Mutual and the balance was spread among approximately 240 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 1,150. The number of Common Shares outstanding on March 5, 1999, totaled 7,259,661. Information relating to the common stock is available through the NASDAQ Stock Market System and the following table sets forth the high, low and closing sale prices of the common stock for each quarter of 1998 and 1997.

                            1998                      1997
  Quarter Ended     High     Low    Close       High     Low    Close
   March 31        $17.95  $15.00  $17.04      $14.66  $12.27  $12.73
   June 30         $18.52  $16.25  $17.39      $14.21  $12.05  $13.86
   September 30    $20.00  $16.25  $16.93      $17.50  $13.53  $16.48
   December 31     $20.25  $14.54  $20.25      $17.05  $14.21  $15.23

Dividend Policy

Since the first quarter of 1996, and prior to the December 1998 ten percent stock dividend, the Company paid a quarterly cash dividend of $0.08 per common share. In 1995, the Company paid quarterly dividends of $0.06 per share. Subsequent to the stock dividend, the cash dividend rate remained at $0.08 per common share, effectively increasing the dividend by ten percent. The continued payment of dividends is reviewed quarterly by the Board of Directors in relation to changes in the financial condition and results of operations of the Company. The ability of the Company to pay dividends is dependent upon the receipt of dividends from its insurance company subsidiaries, which are subject to state laws and regulations which restrict their ability to pay dividends. (See Note 14 of the Notes to Consolidated Financial Statements.)


ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                                          Year Ended December 31,
                               1998      1997      1996      1995      1994
                             (In thousands, except per share data and ratios)

Operating data:
 Premiums earned            $189,188  $194,587  $167,304  $143,866  $135,002
 Net investment income        17,246    16,372    14,908    14,564    13,996
 Realized investment gains     7,342     4,477     3,794     1,538       286
 Other income (expense)          (59)    1,042       563      (146)       54
   Total revenues            213,717   216,478   186,569   159,822   149,338

 Losses and loss
   adjustment expenses       136,620   149,219   130,101    99,124    93,971
 General operating expenses   16,686    16,505    13,767    14,156    14,527
 Interest expense                672       732       308       ---       ---
 Amortization expenses        42,918    42,894    36,443    30,820    29,304
   Total expenses            196,896   209,350   180,619   144,100   137,802

 Income before taxes and
   change in accounting
   method                     16,821     7,128     5,950    15,722    11,536
 Income taxes                  4,670       207       150     4,105     2,415
 Net income                 $ 12,151  $  6,921  $  5,800  $ 11,617  $  9,121

 Weighted average shares
   outstanding*                7,292     7,352     7,457     7,447     7,414

 Basic earnings per share*  $   1.67  $   0.94  $   0.78  $   1.56  $   1.23

 Diluted earnings per share*$   1.65  $   0.93  $   0.77  $   1.56  $   1.23

Dividends declared per
  share*                    $   0.30  $   0.29  $   0.29  $   0.26  $   0.22

Underwriting ratios (statutory basis):
 Loss and loss adjustment
    expense ratio              71.8%     76.8%      78.0%    69.2%     69.8%
 Expense ratio                 31.1      30.3       30.0     31.0      32.0
 Combined ratio               102.9%    107.1%     108.0%   100.2%    101.8%

Balance sheet data at end of period:
 Total investments          $313,822  $308,427  $281,689  $254,694  $219,461
 Total assets                408,858   413,586   397,798   322,588   291,406
 Total liabilities           266,889   281,692   275,624   204,346   197,154
 Shareholders' equity        141,969   131,894   122,174   118,243    94,252
 Shareholders' equity
   per share*               $  19.60  $  18.09  $  16.38  $  15.88  $  12.71

* Retroactively restated to reflect the 10 percent stock dividend declared in December 1998.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Results of operations improved significantly during 1998 despite a record level of weather-related catastrophe losses. This improvement results in large part from actions taken in 1997 and 1998 to improve underwriting profitability. Such efforts included underwriting programs related to proper risk selection, certain premium rate changes, and various agency management actions. These actions were necessary, even though in the short-term they negatively affected growth in premium revenue. Given the improved underwriting profitability of the Company's core business, the focus is now on a number of growth initiatives including state expansion, the continued roll-out of the non-standard auto product and affinity group marketing.

During recent years, the Company has aggressively expanded its operations into new states. At the end of 1994, Meridian operated in seven states, entirely in the Midwest. The Company has significantly increased its geographic diversification and presently operates in 15 states. Additional state expansion, including Arizona, Georgia, Kansas and Maryland, is planned for 1999.

During 1998, Meridian introduced its new non-standard automobile coverage. Non-standard automobile insurance covers drivers with no prior insurance or with driving records that do not qualify them for standard premium rates. Non-standard policies are generally sold at higher premiums to offset increased risk of loss. The non-standard auto policies are currently marketed through the Company's independent agency force, key non-standard specialty agents and direct sales.

Marketing products through independent agents has always been the Company's primary source of distribution. The Company continues to build these relationships, increasing the independent agency count from 1,300 to 1,370 during 1998. The Company's growth strategy requires adding additional distribution methods. Meridian recently established an affinity marketing relationship with a bank in Virginia and is actively seeking affiliations with additional banks and other affinity partners, through which it will use direct response techniques.

Participation in a marketing and sales partnership with GROUPadvantage offers promising opportunities. This sales arrangement makes Meridian's personal lines products available through franchised independent agencies to Sam's Club members in certain states. Specifically, in October we began marketing our products to Sam' Club members in Michigan. Shortly thereafter, Illinois was added and we expect to make our products available to Sam's Club members in several additional states during 1999. (GROUPadvantage is a registered service mark of Consumer Insurance
Services of America (CISA) and is used under license from CISA.)

In addition to growth initiatives, the Company is working to increase profitability through consistent exercise of underwriting discipline, sound investment management, enhanced customer service and cost control.
Enhanced use of automated tools, such as the personal lines automated underwriting system, is expected to add efficiency.

Operational consolidation is also expected to result in cost savings. During the 1998 fourth quarter, the Company consolidated its two regional claim centers into its Indianapolis claims operation. Additionally, the information systems of the Meridian Citizens companies (formerly Citizens Security Group companies) were centralized into the Company's Indianapolis location. It is expected that the consolidation of the regional claims offices and the Meridian Citizens information systems into the Company's headquarters will lower operating expenses, while maintaining a high level of service to agents and policyholders. The Company estimates annualized cost savings of at least $1,000,000, or $0.09 per share after tax, to result from these consolidation efforts.

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

Three years into the project, Meridian has made significant progress. Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000 such as policy processing systems which required renewal processing as early as November of 1998. Extensive reprogramming now allows these internal policy processing systems to recognize the difference between the 20th and the 21st century. Meridians' remediated policy processing systems have been in production and compliant since November 1997. In July 1998, Meridian also completed code remediation for the management reporting systems and front-end client server systems. The Meridian Citizens companies which again operate on a different platform, achieved Y2K compliance in August 1998 and have been in production since that time. 1998 mainframe impact, front-end client server, and critical network programming have also been completed. Critical operating systems for the Company have been tested by our Quality of Assurance Unit and were found to be compliant. There are a few internal non-critical programming efforts which are still in the process of remediation. The majority of these are expected to be completed and tested
by the end of 1998.   A few are targeted for completion during the first
and second quarters of 1999. It is anticipated that these systems will be remediated, tested, and moved into production by July 1999. As the Company has already processed policies encompassing Y2K dates, the Company does not feel at risk for Y2K difficulties and as such no contingency plans are currently in place for the operating systems.

Meridian anticipates that the costs associated with Y2K remediation will approximate $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996 and approximately $400,000 per year for 1997-1998. It is also anticipated that approximately $300,000 will be spent in 1999. Approximately 50 percent of the total costs relate to personnel such as custom programmers. The remainder relates to costs for replacing certain software applications and equipment. Such costs have been funded through operating revenues and represent less than 10 percent of the information systems annual budgets. Costs associated with the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees. Due to the complexity and impact of the Y2K project, the Company engaged independent consultants to review the planning and remediation methods utilized within the project for all subsidiaries. The written report received from the independent consultants contained comments and suggestions which were
implemented and incorporated into the final Y2K action plans.   At this
time the Company's policy processing and management reporting systems have been corrected, thoroughly tested by our Quality Assurance team and moved into full production. Actual policies have been processed which are affected by the Y2K issue. Throughout 1999, the Company will double check the systems to verify that the infrastructure will respond correctly to the
actual century date change.   The Company has also addressed the facilities
Y2K issues by evaluating HVAC, security systems, elevators, the automobile fleet, etc., to ascertain compliance.

As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company has reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. The Company also identified specific hardware and software that needed to be replaced as a result of the Y2K issue. It is anticipated that the replacement process will be completed in early 1999. Most are currently in compliance, scheduled for upgrade, or in the process of being eliminated. In addition, the Company also established contact with agents and certain vendors to highlight this issue. This contact was established with the purpose of reasonably ascertaining the Y2K impact. Where possible, the Company has reviewed plans received by outside providers for their Y2K compliance effort. In some cases, these entities have a lower level of readiness and preparation and as a result are not able to provide this type of information. Should an agent be non-compliant for Y2K, the Company's contingency plan is the current ability to process or underwrite policies on a manual basis. While this may have a direct impact on the timeliness of policy processing, the operating systems do have the ability to process such data. Third party vendors which have critical impact on the ability to process are currently anticipated to be Y2K compliant. However, there can be no guarantee that the systems of agents or other third parties will be converted on a timely basis, or that a widespread failure to convert by others would not adversely affect the Company. It is not anticipated that non-critical third party vendors who fail to be Y2K compliant will impact the ability to complete necessary work processes. No contingency plan is in place for these non-critical business vendors at this time.

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

Statements in this 10-K document that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. Risk factors include the ability of the Company, suppliers, and agency representatives to handle the Y2K computer issue; variation in catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that may affect the Company; and economic conditions or market changes affecting pricing or demand for insurance products or the ability to generate investment income. Growth and profitability have been and may be affected by these and other factors.

Results of Operations:

1998 Compared to 1997

Net income for 1998 grew 76 percent to $12.2 million, or $1.65 diluted earnings per share, up from $6.9 million, or $0.93 per diluted share for 1997. This improvement was achieved in spite of more than double the amount of weather-related catastrophe losses in 1998, compared with 1997. Net catastrophe losses were approximately $14.7 million in 1998 versus approximately $7.3 million for 1997. The Company's combined ratio improved to 102.9 percent for 1998 from 107.1 percent in 1997. Realized investment gains for 1998 increased to $7.3 million, or $0.65 per share after tax, from $4.5 million, or $0.40 per share after tax, for 1997.

The Company's total revenues for 1998 decreased 1.3 percent to $213.7 million from $216.5 million in 1997. Premiums earned decreased 2.8 percent to $189.2 million for 1998 in comparison to $194.6 million for the previous year. Net written premiums for the Company's personal lines of business decreased by approximately 1.0 percent. This was the combination of a 3.8 percent increase in personal automobile premiums and a 13.5 decrease in written premium for the homeowners line of business. The personal automobile growth was favorably affected by the introduction of the new non-standard automobile product. Net written premiums for the farmowners line of business increased approximately 1.0 percent. Commercial lines net written premium decreased approximately 7.0 percent. Underwriting actions were taken in 1997 and early 1998 to improve profitability, negatively affecting premium revenue growth in the short-term. Additionally, intense competition and a soft pricing environment continued to affect market conditions in the Company's operating territory, particularly for commercial lines of business.

Net investment income of approximately $17.2 million for 1998 increased 5.3 percent in comparison to $16.4 million for 1997. This increase was due in part to a larger invested asset base for much of the year. The Company's pre-tax net investment yield was enhanced by a reduction in the tax-advantaged portfolio allocation and a reduced allocation to investment expense. For the years ended December 31, 1998 and 1997, the Company realized net investment gains of approximately $7.3 and $4.5 million, respectively. The current year's realized gains resulted largely from the sale of certain equity securities, as well as from certain municipal bond sales motivated by tax planning strategies.

Loss and loss adjustment expenses decreased from the $149.2 million reported at year-end 1997 to $136.6 million in 1998. The improvement was achieved despite the high level of weather-related catastrophe losses which hit the midwest. Many of the Company's operating states reported significant weather-related damage. Most significantly, industry statistics indicated Minnesota, the largest state of operation for the Meridian Citizens companies, incurred more such losses in 1998 than in the last 49 years combined. This caused the Meridian Citizens companies to incur approximately half of the Company's consolidated catastrophe losses, while generating less than 20 percent of the Company's premium volume. The Company estimated weather-related losses to approximate $14.7 million in 1998 compared to $7.3 million in 1997. Despite the record level of catastrophe weather-related claims, the statutory loss and loss adjustment expense ratio improved for nearly all lines of business when compared to 1997. The personal lines loss ratio of 75.8 percent improved 7.6 percentage points from 1997. Personal automobile, the Company's largest line of business, had a 1998 loss ratio of 69.2 percent, compared to 78.7 percent for 1997. The 1998 commercial lines loss ratio of 66.3 percent is also an improvement over the 1997 result of 68.8 percent. Worker's compensation continues to be very profitable for the Company reporting a
49.5 percent loss ratio in 1998 versus 52.5 percent for 1997. Much of the improvement in the Company's core book of business is attributed to underwriting actions implemented in late 1997 and early 1998. The Company generally experienced favorable trends during 1998 in both the frequency and severity of claims incurred.

General operating and amortization expenses of $59.6 million in 1998 slightly increased from the $59.4 million recorded during 1997. Relative to earned premium volume, the Company's 1998 expense ratio increased to
31.5 percent compared to 30.5 percent for 1997. The reduction in premium volume over which to spread fixed costs was a factor behind this increase, as were costs to initiate new growth strategies. During the fourth quarter of 1998, the Company consolidated two regional claims centers and the Meridian Citizens information systems into the Company's Indianapolis location. While expected to produce cost savings beginning in 1999, incremental costs to implement these changes were estimated at approximately $0.04 per share after tax in 1998.

For the year ended December 31, 1998, the Company recorded income tax expense of $4.7 million compared to $0.2 million for the same 1997 period. The higher level of pre-tax income and a reduction in the tax-advantaged portfolio allocation to municipal bonds and sinking fund preferred stocks were the primary factors in the increase.

1997 Compared to 1996

For the year ended December 31, 1997, the Company recorded net income of $6.9 million, or $.94 basic earnings per common share ($.93 diluted earnings per share). This compares to 1996 net income of $5.8 million, or $0.78 basic earnings per share ($0.77 diluted earnings per share). Included in the 1997 results was an entire year of operations from the 1996 acquisition of the Citizens Security companies, compared to five months of Citizens Security operations for the prior period. Earnings for both periods were negatively impacted by a large volume of property damage claims associated with severe weather that occurred throughout the Company's operating territory. Weather-related catastrophe losses were estimated to be approximately $7.2 million, or $0.65 per share, in 1997 and $10.6 million, or $.94 per share, in 1996. The Company's 1997 statutory combined ratio was 107.1 percent versus 108.0 percent for 1996.

The Company's total revenues for 1997 increased 16.0 percent to $216.5 million from $186.6 million for 1996. Premiums earned increased 16.3 percent to $194.6 million for 1997 in comparison to $167.3 million for the previous year. The acquisition of the Citizens Security Group accounted for approximately $25.0 million of the increase. Aside from the acquisition, net premiums earned from the Meridian book of business increased approximately 3.3 percent, excluding its participation in the National Workers' Compensation Pool ("NWCP"). Personal and farm lines of business were the primary contributors to the increase with 6.1 percent growth, offset partially by a 1.7 percent decline in commercial lines. Commercial lines of business continue to be affected by highly competitive market conditions in the Company's operating territory. The earned premium volume in the Company's workers' compensation line was reduced by an approximately $2.6 million decline in assumed earned premiums from its involuntary participation in the NWCP. This was principally due to reduced participation in the assigned risk pools for the states of Kentucky and Tennessee. Partially offsetting the NWCP reduction was a refund of premiums previously ceded to the Minnesota Workers' Compensation Reinsurance Association of approximately $863,000. Direct written premiums for the Meridian and Citizens Security insurance companies during 1997 experienced growth of 3.1 percent and 1.8 percent, respectively, when compared to 1996 volume.

Net investment income for 1997 increased 9.8 percent to $16.4 million in comparison to $14.9 million for 1996. This was attributed to a larger asset base resulting primarily from the acquisition of Citizens Security Group. The Company's pre-tax net investment yield for 1997 improved slightly to 6.0 percent from 5.9 percent one year ago. The average yield of the Company's fixed maturity portfolio at December 31, 1997 was 6.7 percent compared to 6.8 percent at year end 1996. During 1997, the Company realized net gains on the sale of investments of $4.5 million, or approximately $0.44 per common share, versus $3.8 million, or $0.37 per share in 1996. Nearly all of the realized gains recognized over these two years were generated from the sale of equity securities and have an insignificant effect on future investment yields.

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

Liquidity and Capital Resources:

The Company's primary need for liquidity is to pay shareholder dividends, and its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. During 1998, Meridian Security declared and paid dividends to the Company of $5.0 million. In 1997 and 1996, dividends paid to the Company were $5.0 million and $3.9 million, respectively. The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. The average duration of the fixed maturity portfolio is approximately 4.4 years. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature. Given the current interest rate environment, reinvestment of the matured proceeds is likely to be at somewhat lower yields.

Approximately 77 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 19 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category carried at market value. The Company at December 31, 1998 recorded unrealized gains in the bond portfolio of approximately $4.8 million, net of deferred income taxes. At year-end 1997, the Company recorded unrealized gains on the bond portfolio of approximately $5.7 million, net of deferred income taxes. The Company's equity security portfolio, which accounts for approximately 20.4 percent of invested assets, produced unrealized gains, net of deferred income taxes, of approximately $10.2 million in 1998, compared to approximately $8.4 million in 1997. Net unrealized appreciation of investments added $2.10 to the Company's $19.60 book value per share at December 31, 1998. Net unrealized appreciation added $1.97 per share to the $18.09 book value at December 31, 1997.

The Company does have exposure to market rates and prices. The Company's primary market risk exposures are changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company, with the Board of Directors, administers and oversees investment risk through the Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

The Company does not own or currently utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its bank debt. Meridian, through its outside professional portfolio managers, employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled through asset-liability matching practices and by addressing call characteristics in security selection. Market value risk is addressed through maturity selection. The market value of the Company's long term fixed maturity investment portfolio is sensitive to fluctuations in the level of interest rates. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. The Company estimates that a 100 basis point increase in interest rates from current levels would result in a possible decline in the $242.0 million market value of the long term fixed maturity investment portfolio of approximately 4.0 percent, or $9.7 million. With regard to its $64.0 million equity security portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $6.4 million in the market value of the Company's common equities. These possible declines in values for the bond and stock portfolios would, net of deferred income taxes, negatively affect the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 common shares, or approximately five percent of the Company's outstanding common stock. As of December 31, 1998, the Company had repurchased 212,800 shares, or approximately 61 percent of the authorized total, at a cost of $3.3 million.

In July 1996, the Company completed the acquisition of Citizens Security Group Inc. of Red Wing, Minnesota. The Company purchased all of the outstanding shares of Citizens Security Group Inc. and its wholly-owned property and casualty insurance subsidiaries, Meridian Citizens Security Insurance Company and Insurance Company of Ohio, for approximately $30.3 million in cash, including capitalized acquisition costs, and became affiliated with Meridian Citizens Mutual Insurance Company. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio. The remaining $12 million was financed through bank debt and is being amortized over seven years with a variable interest rate of LIBOR plus 50 basis points. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets of approximately $14.5 million was recorded as goodwill, which is being amortized on a straight-line basis over a 25 year period.

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS                         Page

       Report of Independent Accountants                  26

       Financial Statements:
       Consolidated Statement of Income                   27
       Consolidated Balance Sheet                         28
       Consolidated Statement of Shareholders' Equity     29
       Consolidated Statement of Cash Flows               30
       Notes to Consolidated Financial Statements         31



                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Meridian Insurance Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Meridian Insurance Group, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP






Indianapolis, Indiana
February 24, 1999



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
         for the Years Ended December 31, 1998, 1997 and 1996


                                            December 31,
                                   1998            1997          1996

Premiums earned               $189,188,422    $194,586,632   $167,304,414
Net investment income           17,245,684      16,371,711     14,908,285
Net realized investment gains    7,342,074       4,477,580      3,793,778
Other income (expense)             (59,017)      1,042,350        562,198

      Total revenues           213,717,163     216,478,273    186,568,675

Losses and loss adjustment
 expenses                      136,619,991     149,218,731    130,101,192
General operating expenses      16,686,387      16,505,515     13,766,868
Interest expense                   672,630         732,047        307,887
Amortization expenses           42,917,642      42,893,857     36,442,635

      Total expenses           196,896,650      209,350,150   180,618,582

Income before taxes             16,820,513        7,128,123     5,950,093
Income taxes (benefit)
 Current                         2,514,968        1,067,000       702,141
 Deferred                        2,155,000         (860,000)     (552,000)

      Total income taxes         4,669,968          207,000       150,141

      Net income              $ 12,150,545     $  6,921,123  $  5,799,952

      Weighted average shares
         outstanding             7,292,077        7,351,890     7,457,212


Per share data:
 Basic earnings per share     $       1.67     $       0.94  $       0.78

 Diluted earnings per share   $       1.65     $       0.93  $       0.77



The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                   as of December 31, 1998 and 1997

                                                    December 31,
                                                1998          1997
                   ASSETS
Investments:
  Fixed maturities--available for sale,
      at market value (cost $234,632,000
      and $239,662,000)                    $241,993,962  $248,404,304
  Equity securities, at market
      (cost $48,338,000 and $41,430,000)     64,020,661    54,378,947
  Short-term investments, at cost, which
      approximates market                     6,431,482     3,996,232
  Other invested assets                       1,375,463     1,647,102
          Total investments                 313,821,568   308,426,585

Cash                                            854,522     1,188,423
Premium receivable, net of allowance
  for bad debts                               5,625,470     4,343,157
Accrued investment income                     2,950,290     3,130,712
Deferred policy acquisition costs            17,671,856    17,651,544
Goodwill                                     14,775,426    15,479,456
Reinsurance receivables                      41,803,624    48,850,066
Prepaid reinsurance premiums                  3,362,441     3,861,507
Due from Meridian Mutual Insurance Company    7,528,333     7,723,277
Other assets                                    463,990     2,931,077
           Total assets                    $408,857,520  $413,585,804


        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses        $154,252,671  $169,801,326
Unearned premiums                            81,223,095    82,839,333
Other post-employment benefits                1,935,616     1,933,181
Bank loan payable                            10,125,000    11,375,000
Payable for securities                        3,061,898           ---
Reinsurance payables                          9,811,976     9,078,076
Other liabilities                             6,478,431     6,664,653
           Total liabilities                266,888,687   281,691,569

Shareholders' equity:
  Common shares, no par value, Authorized-
      20,000,000 Issued-7,456,512 and
      7,444,050, Outstanding-7,243,712
      and 7,289,550 at December 31, 1998
      and 1997, respectively (including
      10% stock dividend issued on
      January 6, 1999, 658,493 shares)       44,336,679    44,110,416

  Treasury shares, at cost; 212,800
      and 154,500 shares at
      December 31, 1998 and 1997,
      respectively                           (3,277,781)   (2,308,188)
  Contributed capital                        25,923,462    15,058,327
  Retained earnings                          59,796,235    60,684,448
  Accumulated other comprehensive income     15,190,238    14,349,232
      Total shareholders' equity            141,968,833   131,894,235
      Total liabilities and shareholders'
           equity                          $408,857,520  $413,585,804


The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         for the Years Ended December 31, 1998, 1997 and 1996

                                                                                    Accumulated
                                                                                       Other
                                  Common      Treasury   Contributed   Retained    Comprehensive  Comprehensive
                                  Shares       Shares      Capital     Earnings       Income          Income


Balance at January 1, 1996     $44,076,685  $         0  $15,058,327  $52,265,410  $6,842,245
Comprehensive income:
  Net income                            --           --           --    5,799,952          --     $ 5,799,952
  Other Comprehensive
     income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment                       --           --           --           --     299,601         299,601
Comprehensive income                    --           --           --           --          --     $ 6,099,553
Dividends ($0.29 per share)             --           --           --   (2,169,400)         --
Exercise of stock options
  4,402 shares                      23,241
Repurchase and retirement of
  1,472 common shares              (22,080)          --           --           --          --
Balance at December 31, 1996    44,077,846            0   15,058,327   55,895,962   7,141,846
Comprehensive income:
  Net income                            --           --           --    6,921,123          --     $ 6,921,123
  Other Comprehensive
     income, net of tax:
    Unrealized gain on securities,
      net of reclassification
      adjustment                        --           --           --           --   7,207,386       7,207,386
Comprehensive income                    --           --           --           --          --     $14,128,509
Dividends ($0.29 per share)             --           --           --   (2,132,637)         --
Issuance of 1,989 common shares     32,570
Repurchase of 154,000
   common shares                        --   (2,308,188)          --           --          --
Balance at December 31, 1997    44,110,416   (2,308,188)  15,058,327   60,684,448  14,349,232
Comprehensive income:
  Net income                            --           --           --   12,150,545          --     $12,150,545
  Other comprehensive
    income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment                       --           --           --           --     841,006         841,006
Comprehensive income                    --           --           --           --          --     $12,991,551
Stock dividend (shares issued
     658,493)                                             10,865,135  (10,865,135)
Dividends ($0.30 per share)             --           --           --   (2,173,623)         --
Repurchase of 58,300 common shares             (969,593)
Issuance of 16,655
  common shares                    226,263           --           --           --          --
Balance at December 31, 1998  $ 44,336,679  $(3,277,781) $25,923,462  $59,796,235  $15,190,238





The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
         for the Years Ended December 31, 1998, 1997 and 1996

                                                 December 31,
                                              1998          1997          1996
Cash flows from operating activities:
 Net income                             $12,150,545   $ 6,921,123   $ 5,799,952
 Reconciliation of net income to
   net cash provided by
   operating activities:
   Realized investment gains             (7,342,074)   (4,477,580)   (3,793,778)
   Amortization                          42,917,642    42,893,857    36,442,635
   Deferred policy acquisition costs    (42,686,105)  (43,475,066)  (39,321,446)
   Deferred income taxes                  2,155,000      (860,000)     (552,000)
   Increase (decrease) in unearned
     premiums                            (1,616,238)   (1,226,418)    2,034,199
   Increase (decrease) in loss and
     loss adjustment expenses           (15,548,655)    8,492,087    11,054,147
   Decrease in amount due from
     Meridian Mutual                        194,944     1,250,395       385,131
   Decrease (increase) in reinsurance
     receivables                          7,046,442    (2,999,236)   (7,352,448)
   Decrease (increase) in prepaid
     reinsurance premiums                   499,066     1,159,098      (349,547)
   Decrease in other assets               1,143,489     5,549,960     2,064,651
   Increase in other post-employment
     benefits                                 2,435       515,367       119,436
   Increase in reinsurance payables         733,900       413,718     1,800,732
   Decrease in other liabilities         (1,794,478)   (1,839,705)   (1,866,664)
   Other, net                            (1,905,950)    1,629,010       490,268
 Net cash provided by (used in)
   operating activities                  (4,050,037)   13,946,610     6,955,268

Cash flows from investing activities:
 Purchase of fixed maturities           (99,643,783)  (54,141,776)  (47,518,736)
 Proceeds from sale of fixed
   maturities                            78,138,240    26,135,592    38,131,207
 Proceeds from calls, prepayments
   and maturity of fixed  maturities     29,141,214    22,393,353    24,843,739
 Purchase of equity securities          (21,960,794)  (33,956,533)  (19,794,358)
 Proceeds from sale of equity
   securities                            21,316,297    31,160,867    18,633,656
 Net (increase) decrease in
   short-term investments                (2,435,250)   (2,669,598)    3,300,088
 Decrease (increase) in other
   invested assets                          271,640      (256,926)     (336,271)
 Acquisition of subsidiary                      ---           ---   (30,262,442)
 Increase (decrease) in securities
   payable                                3,071,384       401,707    (1,533,830)
 Net cash provided by (used in)
   investing activities                   7,898,948   (10,933,314)  (14,536,947)

Cash flows from financing activities:
 Repurchase of common stock                (969,593)   (2,308,188)      (22,080)
 Exercise of stock options                  161,055           ---        23,241
 Proceeds from bank loan                        ---           ---    12,000,000
 Repayment of bank loan                  (1,250,000)     (500,000)     (125,000)
 Dividends paid                          (2,124,274)   (2,144,839)   (2,101,426)
 Net cash provided by (used in)
   financing activities                  (4,182,812)   (4,953,027)    9,774,735

 Increase (decrease) in cash               (333,901)   (1,939,731)    2,193,056
 Cash at beginning of year                1,188,423     3,128,154       935,098
 Cash at end of year                    $   854,522   $ 1,188,423   $ 3,128,154


The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.Summary of Significant Accounting Policies:

   Nature of Operations:

   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 47.8 percent of the outstanding common shares of the Company. The Company is a holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Meridian Citizens Security Insurance Company ("Meridian Citizens Security", formerly Citizens Fund Insurance Company) and Insurance Company of Ohio ("ICO"). Both Meridian Citizens Security and ICO, along with their holding company, Citizens Security Group Inc. ("CSGI"), were acquired by the Company on July 31, 1996. CSGI was subsequently dissolved on February 7, 1997.

   Effective August 1, 1996, Meridian Citizens Security, ICO and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual", formerly Citizens Security Mutual Insurance Company), the former majority shareholder of CSGI, became participants in a reinsurance pooling arrangement with Meridian Mutual and Meridian Security, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries total 74 percent. Prior to the change, Meridian Security and Meridian Mutual were the only participants in the reinsurance pooling arrangement, of which Meridian Security assumed 74 percent of the combined underwriting income and expenses of the two companies. (See Note 7-Related Party Transactions.)

   Collectively, the insurance companies participating in this reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written through approximately 1,370 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, Washington and Wisconsin.

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

   Realized gains or losses on disposition of investments are determined on a specific identification basis. Unrealized gains and losses resulting from changes in the valuation of both equity securities and fixed maturities available for sale are recorded as a component of other comprehensive income, net of applicable deferred income taxes.

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

   Deferred Policy Acquisition Costs:

   Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is earned. The method used in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, and also considers the effects of anticipated investment income, losses and loss adjustment expenses, and certain other costs anticipated to be incurred as the premium is earned.
   In connection with the acquisition of Meridian Citizens Security and ICO, the Company allocated a portion of its cost to an asset representing the estimated equity in the unearned premium reserve of the acquired book of business. The asset was amortized in 1996 and 1997 as the related premium revenue was recognized.

   Goodwill:

   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period. The Company continually monitors the value of its goodwill based on estimates of future earnings of the subsidiaries that were acquired. If it is determined that changes in such projected earnings no longer supports the recoverability of goodwill over the remaining amortization period, the carrying value would be reduced with a corresponding charge to expense or the amortization period would be shortened. As of December 31, 1998, no material changes have occurred.

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

   Earnings Per Share:

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all companies with complex capital structures. SFAS No. 128 also replaces the presentation of primary earnings per share with a basic earnings per share computation and eliminates the modified treasury stock method and the three percent materiality provision as was required under the Accounting Principles Board Opinion No. 15. This Statement became effective for financial statements with fiscal years ending after December 15, 1997. All prior period information presented has been restated.

   Stock Dividend:

   On December 9, 1998 a ten percent stock dividend was declared that was effective for shareholders of record as of December 21, 1998. The financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the stock dividend for all periods presented.

   Impact of New Accounting Pronouncements:

   In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and hedging activities. All items that are required to be recognized must be displayed according to accounting standards in the
   statement of  financial position at fair value.   The Company does
   not hold any derivative instruments and does not participate in hedging activities. The Company does not anticipate a material impact upon adoption of this statement.

   SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" is effective for financial statements with fiscal years beginning after December 15, 1998. This statement requires that a liability for insurance-related assessments be recognized when the assessments have been imposed or it is probable that an assessment will be imposed, the event obligating the Company has occurred, and the amount can be reasonably estimated. SOP 97-3 requires that a liability for the current calendar year experience be recognized and that the initial application be treated as a cumulative effect type accounting change. The Company anticipates that an additional liability and a charge to the statement of income of approximately $300,000 net of income tax will be recognized upon implementation in the first quarter of 1999.

 2.Investments:

   The Company's net investment income for the periods ended
   December 31, 1998, 1997 and 1996 are summarized as follows:

                                          1998         1997         1996
   Interest on fixed maturities:
     Tax-exempt securities           $ 2,531,304  $ 3,909,985  $ 3,875,822
     Taxable securities               11,883,195    9,905,146    8,686,144
   Dividends on redeemable
     preferred stock                   1,769,286    2,078,536    2,489,104
   Dividends on equity securities      1,011,335      879,579      773,238
   Interest on short-term investments    229,347      156,128      243,837
   Other investment income               149,589      187,159       93,861
     Total investment income          17,574,056   17,116,533   16,162,006
   Investment expenses                   328,372      744,822    1,253,721
     Net investment income           $17,245,684  $16,371,711  $14,908,285

   Net realized and unrealized gains on investments are summarized as follows:

                                        1998         1997        1996
   Realized gains (losses):
    Fixed maturities                 $ 2,628,256  $    14,108  $  (456,602)
    Equity securities                  6,263,104    5,052,295    4,559,381
    Other investments                   (701,038)         ---          ---
      Total realized investment
        gains                          8,190,322    5,066,403    4,102,778
    Investment expenses                  848,248      588,823      309,000
      Net realized investment gains  $ 7,342,074  $ 4,477,580  $ 3,793,778

   Net change in unrealized appreciation (depreciation):
    Fixed maturities, available
      for sale                       $(1,379,804) $ 4,755,339  $(2,234,493)
    Equity securities                  2,734,114    6,098,280    2,692,197
    Limited partnerships                 (61,304)     235,767       83,897
    Deferred income tax expense         (452,000)  (3,882,000)    (242,000)
      Net change in unrealized
        appreciation                 $   841,006  $7,207,386   $   299,601


   The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1998 and 1997, are as follows:

                                             Gross       Gross      Estimated
                             Amortized    Unrealized  Unrealized      Market
                                Cost         Gains       Losses       Value
   December 31, 1998
   Available for sale:
    Government and agency
       domestic bonds       $  3,681,320  $  107,949  $  9,855   $  3,779,414
    Municipal bonds           42,585,763   1,669,262   143,068     44,111,957
    Corporate bonds          123,432,824   3,797,535   334,305    126,896,053
    Mortgage-backed
       securities             44,234,647     789,650    95,072     44,929,225
    Sinking fund preferred
       stocks                 20,697,205   1,622,315    42,207     22,277,313
   Total fixed maturity
       securities           $234,631,759  $7,986,711  $624,507   $241,993,962

   December 31, 1997
   Available for sale:
    Government and agency
       domestic bonds       $  9,992,300  $  494,746  $ 13,916   $10,473,130
    Municipal bonds           71,000,487   3,345,436   118,097    74,227,826
    Corporate bonds           82,661,920   2,381,660     7,448    85,036,132
    Mortgage-backed
       securities             42,479,390     972,915    99,833    43,352,472
    Sinking fund preferred
       stocks                 33,528,199   1,822,517    35,972    35,314,744
   Total fixed maturity
       securities           $239,662,296  $9,017,274  $275,266  $248,404,304

   The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Estimated
                                                Amortized       Market
                                                   Cost         Value
   Available for sale:
     Due in one year or less                   $ 3,956,944  $  3,986,769
     Due after one year through five years      43,008,654    44,235,400
     Due after five years through ten years 44,173,456 46,753,160 Due after ten years through
         fifteen years                          40,673,916    41,386,618
     Due after fifteen years
         through twenty years                    8,996,874     9,167,923
     Due after twenty years                     50,024,177    51,995,112
        Subtotal                               190,834,021   197,524,982
     Mortgage-backed securities                 43,797,738    44,468,980
        Total fixed maturity securities       $234,631,759  $241,993,962

   Proceeds from sales of investments in fixed maturity securities during 1998, 1997 and 1996, respectively, were $78,138,240,
   $26,135,592 and $38,131,207.  During 1998, 1997 and 1996,
   respectively, gross gains of $2,672,721, $338,920 and $197,320 and gross losses of $44,464, $324,812 and $653,922 were realized on those sales.

   Unrealized appreciation of equity securities at December 31, 1998 totaled $15,682,983 representing $19,023,288 of gains on certain securities and $3,340,305 of losses on other securities.

3. Other Comprehensive Income:

   The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and
   displaying of comprehensive income and its components.   SFAS No.
   130. became effective for financial statements with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform with this pronouncement.

   The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gain (losses) on securities for the periods ending December 31, 1998 and 1997 consist of the following:

                                              Twelve Months Ended
                                                  December 31,
                                           1998         1997           1996

   Unrealized holding gains before
         deferred income taxes         $10,797,051   $16,155,789   $ 4,254,590
   Deferred income tax  expense         (3,778,000)   (5,655,000)   (1,489,000)
     Less:  Reclassification adjustment
            for realized gains           9,504,045     5,066,403     3,793,988
            Income tax expense related
            to realized gains           (3,326,000)   (1,773,000)   (1,328,000)

     Other Comprehensive Income            841,006     7,207,386       299,601


4. Segment Reporting:

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":, which establishes standards for the reporting and displaying of business segments. SFAS No. 131. became effective for financial statements with fiscal years beginning after December 15, 1997. All prior period information presented has been restated to conform with this pronouncement.

   The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with the statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.

1998
                                                                  Segment    Non-segment
                         Personal    Farmowners   Commercial       Total        Total         Total

Premiums earned        $107,806,522  $10,878,882  $70,503,018  $189,188,422  $    ---    $189,188,422
Net investment income     9,554,172      936,329    6,755,183    17,245,684       ---      17,245,684
Net realized gains              ---          ---          ---           ---   7,342,074     7,342,074
Other income (expense)          ---          ---          ---           ---     (59,017)      (59,017)
   Total revenues      $117,360,694  $11,815,211  $77,258,201  $206,434,106  $ 7,283,057  $213,717,163

Loss and LAE expense   $ 82,258,735  $ 7,976,382  $46,384,874  $136,619,991  $       ---  $136,619,991
General operating
    expense               8,694,496    1,013,191    6,978,700    16,686,387          ---    16,686,387
Interest expense                ---          ---          ---           ---      672,630       672,630
Amortization expenses    22,362,375    2,605,943   17,949,324    42,917,642          ---    42,917,642
     Total expenses    $113,315,606  $11,595,516  $71,312,898  $196,224,020   $  672,630  $196,896,650

Income before taxes    $  4,045,088  $   219,695  $ 5,945,303  $ 10,210,086   $6,610,427  $ 16,820,513

Income taxes              1,123,059       60,995    1,650,626     2,834,680    1,835,288     4,669,968

Net income             $  2,922,029  $   158,700  $ 4,294,677  $  7,375,406   $4,775,138  $ 12,150,545


1997
                                                                  Segment    Non-segment
                         Personal    Farmowners   Commercial       Total        Total         Total

Premiums earned        $107,801,599  $10,564,810  $76,220,223  $194,586,632   $      ---   $194,586,632
Net investment income     9,069,988      888,878    6,412,845    16,371,711          ---     16,371,711
Net realized gains              ---          ---          ---           ---    4,477,580      4,477,580
Other income                    ---          ---          ---           ---    1,042,350      1,042,350
     Total revenues    $116,871,587  $11,453,688  $82,633,068  $210,958,343   $5,519,930   $216,478,273

Loss and LAE expense   $ 90,861,513  $ 6,269,043  $52,088,175  $149,218,731   $      ---   $149,218,731
General operating
    expense               8,680,147      954,436    6,870,932    16,505,515          ---     16,505,515
Interest expense                ---          ---          ---           ---      732,047        732,047
Amortization expenses    22,557,610    2,480,349   17,855,898    42,893,857          ---     42,893,857
    Total expenses     $122,099,270  $ 9,703,828  $76,815,005  $208,618,103   $  732,047   $209,350,150

Income (loss)
    before taxes       $ (5,227,683) $ 1,749,859  $ 5,818,063  $  2,340,240   $4,487,883   $  7,128,123

Income taxes (benefit)     (151,811)      50,816      168,956        67,960      139,040        207,000

Net income (loss)      $ (5,075,872) $ 1,699,044  $ 5,649,107  $  2,272,280   $4,648,843   $  6,921,123

1996

                                                                  Segment    Non-segment
                         Personal    Farmowners   Commercial       Total        Total         Total

Premiums earned        $ 90,868,003  $ 9,998,705  $66,437,706  $167,304,414   $      ---   $167,304,414
Net investment income     8,097,133      890,972    5,920,180    14,908,285          ---     14,908,285
Net realized gains              ---          ---          ---           ---    3,793,778      3,793,778
Other income                    ---          ---          ---           ---      562,198        562,198
     Total revenues    $ 98,965,136  $10,889,677  $72,357,886  $182,212,699   $4,355,976   $186,568,675

Loss and LAE expense   $ 74,980,181  $ 9,501,666  $45,619,345  $130,101,192   $      ---   $130,101,192
General operating
     expense              7,477,195      822,757    5,466,916    13,766,868          ---     13,766,868
Interest expense                ---          ---          ---           ---      307,887        307,887
Amortization expenses    19,793,079    2,177,941   14,471,615    36,442,635          ---     36,442,635
     Total expenses    $102,250,455  $12,502,364  $65,557,876  $180,310,695   $  307,887   $180,618,582

Income (loss)
     before taxes      $ (3,285,319) $(1,612,687) $ 6,800,010  $  1,902,004   $  4,048,089 $  5,590,093

Income taxes (benefit)      (82,900)     (40,693)     171,587        47,994        102,147      150,141

Net income (loss)      $ (3,202,419) $(1,571,994) $ 6,628,423  $  1,854,010   $  3,945,942 $  5,799,952


As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:



                               1998             1997             1996

Personal Lines:
   Automobile            $  79,438,864     $  78,609,066    $  67,326,591
   Homeowners               25,649,226        26,262,790       21,072,110
   Other                     2,718,432         2,929,743        2,469,302
Total Personal Lines     $ 107,806,522     $ 107,801,599    $  90,868,003

Commercial Lines:
   Automobile            $  17,666,781     $  17,826,255    $  14,215,305
   Worker's Compensation    22,442,522        25,586,297       24,437,027
   Commercial Multi-Peril   25,983,425        28,041,002       22,879,659
   Other                     4,410,290         4,766,669        4,881,296
Total Commercial Lines   $  70,503,018     $  76,220,223    $  66,413,286

Farm Lines:
   Farmowners               10,878,882        10,564,810        9,998,705
     Total Farm Lines    $  10,878,882     $  10,564,810    $   9,998,705

Total All Lines Combined $ 189,188,422     $ 194,586,632    $ 167,304,414




5. Acquisition:

   On July 31, 1996, the Company acquired Citizens Security Group Inc. and its property and casualty insurance subsidiaries, Meridian Citizens Security Insurance Company and Insurance Company of Ohio, for a cash purchase price of $30,262,442, including capitalized acquisition costs. Approximately 60 percent of the purchase price was generated from the sale of a portion of the Company's investment portfolio and the remainder was financed through bank debt. The acquisition was accounted for as a purchase with the assets acquired and liabilities assumed being recorded at their estimated fair value at the date of acquisition. The excess cost over the fair value of the net assets resulted in goodwill of approximately $14,501,000, which is being amortized over a 25 year period on the straight-line basis.

   The consolidated financial statements include the results of operations of the acquired entities from the date of acquisition. Unaudited pro-forma condensed consolidated results of operations presented below assume the acquisition and financing of the transaction had occurred January 1, 1996:

                                         1996

    Premiums earned                    $185,808,000
    Total revenues                     $206,201,000
    Net income                         $  4,138,000
    Basic and diluted
      earnings per share               $       0.56

   These unaudited pro-forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at January 1, 1996.

   Supplemental cash flow information for the acquisition is as follows:

                                               1996

    Fair value of assets acquired           $77,440,427
    Cash paid                                30,262,442
    Liabilities assumed                     $47,177,985

6. Bank Loan Payable:

   The Citizens Security Group acquisition was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points, which was 5.7388 percent and 6.375 percent at December 31, 1998 and 1997, respectively. The bank loan will mature on August 1, 2003. The Company is required to make principal payments in accordance with the following schedule:

    1999                                             1,625,000
    2000                                             2,000,000
    2001                                             2,125,000
    Thereafter                                       4,375,000
    Total payments outstanding                     $10,125,000

   The principal balance of the bank loan as of December 31, 1998 approximates its market value. Interest paid on the loan during 1998 and 1997 amounted to $672,000 and $732,000, respectively. The bank debt includes certain financial covenants, the most significant of which concern the amounts of
   risk based capital, statutory policyholders' surplus,   total debt, debt
   to capitalization and debt service coverage (the relationship of dividends available from the Company's insurance subsidiaries to required principal and interest payments).



7. Related Party Transactions:

   Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual and Meridian Citizens Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which essentially all premiums, losses and loss adjustment expenses as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Meridian Citizens Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

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

   For the year ended December 31, 1998, approximately 86 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1997 and 1996, approximately 88 percent was derived from the pooling arrangement.

   Effective January 1, 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Meridian Citizens Mutual. This transfer of employees allowed for the integration of benefit plans, thus increasing management efficiencies and allowing for enhanced benefit options, such as the use of the Company's common stock as compensation.

   Also as a result of the employee transfer, the Company assumed the operations of the previously established benefit plans of Meridian Mutual. Included in these benefit plans was a non-contributory pension plan that covers substantially all employees, a non-tax qualified supplemental retirement plan for certain key employees, and a multi-employer plan for other post-retirement benefits. (See
   Note 11-Pension and Other Post-Retirement Benefit Plans) The Company also assumed a 401(k) plan whereby employees can contribute up to 16 percent of their compensation, with the Company contributing 50 percent of the employee contribution on the first 6 percent. Costs related to these benefit plans are allocated to each company in accordance with their percentage participation under the pooling agreement.

   The Company's non-insurance subsidiaries are provided office space and various services by Meridian Mutual and Meridian Security.
   Expenses are allocated to such subsidiaries on the basis of specifically identified or estimated costs.

8. Liability for Losses and Loss Adjustment Expenses:

   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                          1998         1997           1996

   Balance at beginning of period     $169,801,326  $161,309,239  $ 123,577,240
   Less reinsurance recoverables        48,872,464    41,819,308     31,204,462
   Net balance at beginning of period  120,928,862   119,489,931     92,372,778

   Net reserves acquired                       ---           ---     20,685,369

   Incurred related to:
    Current year                       145,328,331   165,576,734    137,817,367
    Prior years                         (8,708,340)  (16,358,003)    (7,716,175)
       Total incurred                  136,619,991   149,218,731    130,101,192
   Paid related to:
    Current year                        93,790,286    97,447,542     93,199,000
    Prior years                         51,307,350    50,332,258     30,470,408
       Total paid                      145,097,636   147,779,800    123,669,408

   Net balance at end of period        112,451,217   120,928,862    119,489,931
   Plus reinsurance recoverables        41,801,454    48,872,464     41,819,308
   Balance at end of period          $ 154,252,671  $169,801,326   $161,309,239

   The reconciliations for 1998 and 1997 show approximately $8.7 million and $16.4 million reductions, respectively, in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in prior accident years for the Company's personal automobile liability, workers' compensation and commercial multi-peril lines of business were the primary factors in the reductions.

9. Reinsurance:

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

   The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require a specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverage under those contracts applied to all risks written by each of the companies. Treaty coverage was purchased to cover property and liability exposures in excess of $200,000 and $350,000, respectively, up to the limits set forth in the individual treaty. (In 1997, the retention was $200,000 for property and $250,000 for liability.) Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

   Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $115,000,000.
   Two other catastrophe reinsurance treaties provided coverage for 95% of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles up to the contractual limits.

   Approximately 90 percent of the Company's ceded reserves for losses and loss adjustment expenses were with Employers Reinsurance Corporation, Michigan Catastrophic Claims Association and Dorinco Reinsurance America Corporation. The effect of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                 1998         1997          1996
   Premiums written:
     Direct                 $204,046,222  $210,393,552  $181,680,624
     Assumed                     486,305       718,004     3,730,504
     Cede                    (16,461,276)  (16,592,247)  (16,216,479)
     Net                    $188,071,251  $194,519,309  $169,194,649

   Premiums earned:
     Direct                 $205,534,750  $211,105,812  $176,718,644
     Assumed                     614,042     1,232,165     6,425,316
     Ceded                   (16,960,370)  (17,751,345)  (15,839,546)
    Net                     $189,188,422  $194,586,632  $167,304,414

   Losses and loss adjustment expenses incurred:
    Direct                  $151,184,461  $168,173,120  $154,237,419
    Assumed                      624,892     1,355,214     2,857,470
    Ceded                    (15,189,362)  (20,309,603)  (26,993,697)
    Net                     $136,619,991  $149,218,731  $130,101,192



10.Deferred Policy Acquisition Costs:

   Changes in deferred policy acquisition costs are summarized as follows:

                                       1998         1997        1996

    Deferred, beginning of period  $17,651,544  $16,690,275  $13,354,600
    Additions:
      Commissions                   31,845,030   32,391,959   30,593,227
      Equity in acquired unearned
         premium reserve                   ---          ---    2,312,841
      Premium taxes                  2,416,582    2,375,996    2,458,670
      Other                          7,972,312    8,357,111    4,222,123
      Total additions                42,233,924   43,125,066  39,586,861
   Amortization expense              42,213,612   42,163,797  36,251,186
   Deferred, end of period          $17,671,856  $17,651,544 $16,690,275

11.Pension Plan and Other Post-Retirement Benefits:

   Effective January 1, 1997, the Company became the employer of all employees who were formerly employed by Meridian Mutual and Meridian Citizens Mutual. As a result of this transfer, all employee benefit plans that were previously under Meridian Mutual and Meridian
   Citizens Mutual were merged into the Company plans.

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

   The Company also maintains a non-tax qualified supplemental retirement income plan for certain key employees who participate in the defined benefit pension plan. The plan provides additional benefits in excess of the limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code on plans to which those sections apply. The benefit is in the form of a straight life annuity over the lifetime of the participant and commences on the participant's normal retirement date.

   The following table presents a reconciliation of the funded status for the Company's defined benefit pension plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1998 and 1997 per FASB 132 requirements:

                                             1998         1997
   Reconciliation of benefit obligation:
       Obligation at January 1          $23,432,716   $20,402,465
       Service cost                       1,067,292       953,881
       Interest cost                      1,608,088     1,484,846
       Plan amendments                    1,131,954           ---
       Actuarial loss                     1,165,040     1,783,756
       Benefit payments                  (1,287,468)   (1,192,232)
       Obligation at December 31        $27,117,622   $23,432,716

   Reconciliation of fair value of plan assets:
       Fair value of plan assets
           at January 1                 $31,582,957   $28,482,573
       Actual return on plan assets       4,105,537     4,292,616
       Benefit payments                  (1,287,468)   (1,192,232)
       Fair value of plan assets
            at December 31              $34,401,026   $31,582,957

     Funded Status
       Funded status at December 31      $7,283,404    $8,150,241
       Unrecognized asset obligation     (7,015,956)   (7,548,032)
       Unrecognized prior service cost    1,058,321           ---
       Unrecognized gain                   (603,345)     (208,920)
       Accrued asset at December 31      $  722,424    $  393,289


  The following table presents a reconciliation of the funded status for the Company's supplemental retirement income plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1998 and 1997:
                                             1998       1997
     Reconciliation of benefit obligation:
       Obligation at January 1          $   760,102  $ 612,911
       Service cost                          37,193     28,919
       Interest cost                         59,987     45,968
       Actuarial loss                       193,341     72,304
       Obligation at December 31        $ 1,050,623  $ 760,102

     Funded Status
       Funded status at December 31     $(1,050,623) $(760,102)
       Unrecognized prior service cost      216,599    239,676
       Unrecognized loss                    260,908     74,012
       Accrued liability at December 31 $  (573,116) $(446,414)


  A 6.5 and 7.0 percent weighted average discount rate was assumed for 1998 and 1997, respectively, in determining the accumulated benefit obligation and a 5.0 percent average salary increase was used to project the additional pay increase on all plans. The expected return on assets for the defined pension plan was assumed to be 8.25 percent. Net periodic pension costs for the defined benefit pension plan for the year ended December 31, 1998 and 1997 included the following components:
                                             1998       1997

     Service costs                       $  789,796  $   705,872
     Interest costs                       1,189,985    1,098,786
     Expected return on assets           (1,884,093)  (1,701,956)
     Amortization of asset obligation      (393,736)    (393,736)
     Amortization of prior-service cost      54,488          ---
     Net periodic benefit cost/(income)  $ (243,560) $  (291,034)

  Net periodic pension costs for the supplemental retirement income plan for the years ended December 31, 1998 and 1997 were approximately $94,000 and $72,000 respectively.

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

  The following table presents a reconciliation of the funded status for the Company's post retirement benefit obligation and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1998 and 1997:
                                              1998       1997
     Reconciliation of benefit obligation:
       Obligation at January 1            $ 1,952,474  $ 1,451,197
       Service cost                           211,586      145,017
       Interest cost                          133,691      102,484
       Actuarial (gain) loss                 (324,893)     346,098
       Benefit payments                       (63,580)     (92,322)
       Obligation at December 31          $ 1,909,278  $ 1,952,474

     Reconciliation of fair value of plan assets:
       Fair value of plan assets at
              January 1                   $       ---   $       ---
       Employer contributions                  63,580        92,322
       Benefit payments                       (63,580)      (92,322)
       Fair value of plan assets at
              December 31                 $       ---   $       ---

     Funded Status
       Funded status at December 31       $(1,909,278)  $(1,952,474)
       Unrecognized gain (loss)               (26,338)       72,418
       Accrued liability at December 31   $(1,935,616)  $(1,880,856)


  A 6.5 and 7.0 percent weighted average discount rate was used for 1998 and 1997, respectively, to determine the accumulated post-retirement benefit obligation at December 31, 1998. Net periodic pension costs for the post-retirement plan for the year ended December 31, 1998 and 1997 included the following components:

                                             1998       1997

     Service costs                        $ 156,574   $ 107,313
     Interest costs                          98,931      75,838
     Amortization of net loss               (11,864)    (29,704)
     Net periodic benefit cost            $ 243,641   $ 153,447

  The assumed rate of future increases in per capita cost of health care benefits was 7.0 percent for the first year and 4.0 percent for all years thereafter in 1998, and 8.0 percent for the first year and
  6.0 percent for all years thereafter in 1997. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation by approximately $184,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $48,000. A decrease in the assumed health care cost trend rates by one percentage point would decrease the accumulated post-retirement benefit obligation by approximately $160,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $39,000.

  Prior to January 1, 1997, Meridian Citizens Security and ICO had no employees and were dependent on the business and operations of Meridian Mutual and Meridian Citizens Mutual. Meridian Mutual had a defined pension plan covering substantially all employees and a non-tax qualified retirement plan for certain key employees. Related pension costs allocated to the Company were immaterial to the results of operations for the year ended December 31,1996. The Company also participated in the multi-employer plan of other post-retirement benefits offered by Meridian Mutual to employees, including medical benefits for early retirees and group term life insurance. Related costs allocated to the Company were approximately $ 53,000 for 1996.


12.Income Taxes

     Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                        1998         1997         1996

   Tax at statutory rate            $ 5,719,000  $ 2,381,000  $ 2,023,000
   Tax-exempt interest                 (757,000)  (1,131,000)  (1,134,000)
   Dividends received deduction        (370,000)    (613,000)    (619,000)
   Loss, LAE and salvage and
         subrogation fresh start            ---     (137,000)     (17,000)
   Nondeductible expenses               277,000      277,000      168,000
   Other                               (199,032)    (570,000)    (270,859)
      Total income taxes            $ 4,669,968  $   207,000  $   150,141

   The Revenue Reconciliation Act of 1990 required insurance companies to accrue future recoveries of salvage and subrogation on a discounted basis. A fresh start of 87 percent of the beginning 1990 discounted balance was provided for by that act, which was to be amortized over the life of the reserves. The impact of this provision resulted in an aggregate tax benefit of approximately $923,000.

   The Tax Reform Act of 1986 allowed for a fresh start deduction for reserve discounting requirements, which was to be amortized over the life of the reserve. This produced an aggregate tax benefit of approximately $900,000. The remainder of the unamortized fresh start was fully recognized in 1997, resulting in a tax reduction of approximately $137,000. In 1996, the tax effect on the recognized amortization amounted to approximately $17,000.

   Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded net deferred tax liabilities in 1997 and a deferred tax asset in 1996. The net deferred tax asset/liability at December 31, 1998, 1997 and 1996, is comprised of the following:

                                        1998       1997       1996
   Deferred tax assets:
    Unearned premium reserves       $ 5,450,000   $ 5,528,000   $ 5,533,000
    Loss and loss adjustment
      expense reserves and
      salvage and subrogation         5,414,000     6,248,000     6,336,000
    Other post-employment benefits      677,000       677,000       496,000
    Other                               258,000     1,431,000       875,000
       Total deferred tax assets     11,799,000    13,884,000    13,240,000
 Deferred tax liabilities:
    Deferred policy acquisition
      costs                           6,185,000     6,178,000     5,842,000
    Investments                         209,000       144,000       327,000
    Unrealized appreciation on
      investment securities           8,183,000     7,731,000     3,849,000
    Other                                54,000        56,000       425,000
       Total deferred tax
           liabilities               14,631,000    14,109,000    10,443,000

Net deferred tax asset (liability)  $(2,832,000)  $  (225,000)  $ 2,797,000

   The Company has paid income taxes during the last three preceding years of $3,215,000 in 1998, $1,110,000 in 1997, and $1,678,000 in
   1996.

13.Earnings Per Share:

   The following table reflects the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996.

                                           Income        Shares      Per Share
                                         (Numerator)  (Denominator)    Amount

  December 31, 1998
   Basic earnings per share
     Income available to common
       stockholders                      $12,150,545    7,292,077     $    1.67
   Effect of dilutive securities
       Stock options                             ---       82,675
   Diluted earnings per share
       Income available to
         common stockholders             $12,150,545    7,374,752     $    1.65
  December 31, 1997
   Basic earnings per share
     Income available to common
       stockholders                      $ 6,921,123    7,351,890     $    0.94
   Effect of dilutive securities
       Stock options                             ---       50,515
   Diluted earnings per share
       Income available to
          common stockholders            $ 6,921,123    7,402,405     $    0.93
  December 31, 1996
   Basic earnings per share
     Income available to common
       stockholders                      $ 5,799,952    7,457,212     $    0.78
   Effect of dilutive securities
       Stock options                             ---       30,982
   Diluted earnings per share
       Income available to
          common stockholders            $ 5,799,952    7,488,194     $    0.77

14.Statutory Information:

  Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $5,000,000 in 1998, $5,000,000 in 1997 and $3,900,000 in 1996.
  As of December 31, 1998, approximately $13,300,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

  Meridian Security's subsidiaries, Meridian Citizens Security and
  ICO, also pay dividends to their parent. Each company's retained earnings available for distribution as dividends are limited by laws in their states of domicile, Minnesota and Ohio, respectively. Meridian Citizens Security declared and paid dividends to Meridian Security of $600,000 in 1998 and $ 300,000 in 1997. ICO declared and paid dividends to Meridian Security of $ 300,000 in 1998. Dividends were not paid by either company in 1996, nor by ICO in 1997.

  The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                         1998           1997          1996

  Statutory capital and surplus    $ 133,322,000  $  115,280,000  $ 105,506,000
  Statutory net investment income  $  16,156,000  $   15,212,000  $  15,809,000
  Statutory net income             $  15,716,000  $    6,140,000  $   3,307,000

15. Shareholders' Equity:

  In May 1997, the Shareholders of Meridian Insurance Group, Inc. approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 20,500,000, with the additional shares being preferred stock. The amendment provides that the preferred shares may be issued from time to time in one or more series. The Board of Directors, without further approval of the holders of common shares, would be authorized to fix the dividend rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges, and restrictions applicable to each such series of preferred shares. On September 8, 1998, the Board of Directors of Meridian Insurance Group Inc., adopted a Shareholders Rights Plan. Under the Plan, a dividend of one preferred share purchase right was paid to shareholders of record on September 28, 1998 for each outstanding common share. Each Right entitles the holder to purchase one-thousandth of a share Series A Junior Participating Preferred Stock of the Company at a price of $75.00 per one-thousandth of a Preferred Share. If a person or group acquires 20% or more of the outstanding Common Shares (thereby becoming an Acquiring Person), each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will generally have the right to purchase Common Shares having equal to two times the purchase price of the Right. In other words, the Right's holders, other than the Acquiring Person, may purchase common shares or their equivalent at a 50 percent discount. The Rights will expire on September 18, 2008, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company.

  On December 9, 1998, the Board of Directors of Meridian Insurance Group, Inc. declared a ten percent stock dividend. Each shareholder of record as of December 21, 1998 received one additional share of the company's common stock for every ten shares held on that date. The ten percent stock dividend was distributed on January 6, 1999 with the Company issuing 658,493 shares. Fractional shares were paid by the Company in cash. All share and prior per share amounts have been retroactively restated to give effect for the stock dividend.

  In 1987, the Company's Board of Directors and Shareholders approved an Incentive Stock Plan ("Plan") for the purpose of attracting and retaining key employees. The maximum number of common shares to be authorized for issuance was limited to 750,000 shares over a 10 year term. Awards under the Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan. Under the 1987 Plan, which expired on January 21, 1997, total options with respect to 477,144 shares were granted and 272,856 options had expired. In early 1996, the Board of Directors and Shareholders approved the 1996 Employee Incentive Stock Plan, which would eventually replace the 1987 Plan.
  Under the 1996 Plan, which became effective on May 8, 1996, the maximum number of shares authorized for issuance is 750,000 shares over the next ten years. During 1998 and 1997, options with respect to 13,200 and 271,994 shares, respectively, were granted under the 1996 Plan.

  The Company also has a Director's Stock Plan that provides for an aggregate maximum of up to 150,000 common shares to be issued upon the exercise of stock options granted to outside directors, who are defined as non-employee directors of the Company or Meridian Mutual. Each outside director will automatically be granted an option to purchase 1,000 common shares on the date of each annual meeting of shareholders up until termination of the plan. The exercise price per share for each option will be equal to the fair market value of a common share on the date of grant. Each option will be exercisable commencing one year after the date of the grant and will expire no later than 10 years after the date of the grant. As of December 31, 1998, total options with respect to 64,000 shares have been granted.

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined using the fair value of the options at the grant dates in accordance with SFAS No. 123, the Company's net income and earnings per share for the periods ended December 31, 1998, 1997 and 1996 would have been reduced by the following pro-forma amounts:
  $186,000, $640,000 and $143,000 and $0.03, $0.09 and $0.02,
  respectively. The weighted average grant date fair value of options granted during the year was estimated to be $18.78, $18.99 and $16.58 using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of
  5.31 percent, 6.29 percent and 6.55 percent; dividend yield of 1.80 percent, 2.29 percent and 2.15 percent; and volatility of 38.10 percent, 26.38 percent and 31.38 percent. As of December 31, 1998, options outstanding under these plans had an exercise price that ranged from $9.09 to $17.05 and a remaining weighted average contractual life of 6 years.

  Stock options granted by the Company for the periods ended
  December 31, 1998, 1997 and 1996 are summarized in the following table:

                                   1998                1997              1996

                            Weighted           Weighted           Weighted
                              Price    Shares    Price    Shares    Price   Shares

  Outstanding at January 1   $12.74   554,502   $11.16   333,976   $10.63  345,479
  Granted                     17.04    13,200    14.59   285,194    12.76   34,100
  Exercised during the year   12.40   (14,288)     ---       ---     5.23   (4,446)
  Canceled during the year      ---       ---    12.80   (64,668)    8.65  (41,157)
  Outstanding at December 31  12.46   553,414    12.74   554,502    11.16  333,976

  Portion thereof exercisable
    at December 31           $17.04   526,414   $12.44   507,982   $11.18  299,556

  Available for future grants         634,406            647,606         1,232,942


16. Unaudited Selected Quarterly Financial Data:
    (Amounts in thousands except per-share data)

                                             Quarter Ended
                              March 31    June 30   September 30  December 31
  1998
  Revenues                    $ 52,633   $ 54,345     $ 53,833     $ 52,906
  Net income                  $  2,517   $  2,494     $  2,940     $  4,199
  Basic earnings per share    $   0.35   $   0.34     $   0.40     $   0.58
  Diluted earnings per share  $   0.34   $   0.34     $   0.40     $   0.57

  1997
  Revenues                    $ 52,908   $ 54,527     $ 54,592     $ 54,451
  Net income                  $    310   $  1,802     $  3,019     $  1,790
  Basic earnings per share    $   0.04   $   0.24     $   0.41     $   0.25
  Diluted earnings per share  $   0.04   $   0.24     $   0.41     $   0.24


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.
                               PART III




ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held May 5, 1999.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 5, 1999.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 5, 1999.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 5, 1999.



                               PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report.

   (1)  Financial Statements:

        Report of Independent Accountants
        Financial Statements:
          Consolidated Statement of Income for the years ended
            December 31, 1998, 1997 and 1996
          Consolidated Balance Sheet as of December 31, 1998 and 1997 Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statement of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

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

   (3)  Exhibits:
        See Index to Exhibits

(b)   Reports on Form 8-K
      A report on Form 8-K under Item 5 dated September 18, 1998, was filed.


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

                                        Meridian Insurance Group, Inc.

                                        By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker
                                        Vice President, Chief Financial
                                        Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 17, 1999, on behalf of the registrant in the capacities indicated:



     /s/ Ramon L. Humke                 /s/ John T. Hackett
     Ramon L. Humke                     John T. Hackett
     Chairman of the Board              Director


     /s/ Norma J. Oman                  /s/ David M. Kirr
     Norma J. Oman                      David M. Kirr
     President, Chief Executive         Director
     Officer and Director


     /s/ Timothy J. Hanrahan            /s/ James D. Price
     Timothy J. Hanrahan                James D. Price
     Senior Vice President              Director


     /s/ Carl W. Buedel                 /s/ Sarah W. Rowland
     Carl W. Buedel                     Sarah W. Rowland
     Senior Vice President              Director


     /s/ J. Mark McKinzie               /s/ Thomas H. Sams
     J. Mark McKinzie                   Thomas H. Sams
     Senior Vice President,             Director
     Secretary and General Counsel


     /s/ Harold C. McCarthy
     Harold C. McCarthy
     Director


     /s/ Joseph D. Barnette, Jr.
     Joseph D. Barnette, Jr.
     Director




                    MERIDIAN INSURANCE GROUP, INC.
                              FORM 10-K
             for the fiscal year ended December 31, 1998
                          Index to Exhibits

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
                Insurance Group, Inc. (Incorporated by reference to
                Exhibit 3.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

          3.02 Amendment to Restated Articles of Incorporation of Meridian Insurance Group, Inc. effective May 14, 1997 (Incorporated by reference to Exhibit 3.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

          3.03 Articles of Amendment to Meridian Insurance Group, Inc. Articles of Incorporation regarding Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.01 to the registrant's Form 10-Q for quarter ended September 30, 1998; Commission File No. 0-11413.)

          3.04 Bylaws of Meridian Insurance Group, Inc. as amended through December 4, 1996. (Incorporated by reference to Exhibit 3.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

          3.05  Amendment to Bylaws of Meridian Insurance Group, Inc.
                effective December 9, 1998.                          *Page 67

    (4)   4.01  Text of Certificate for Common Shares of Meridian
                Insurance Group, Inc. (Incorporated by reference to
                Exhibit 4.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

          4.02  Additional text of newly issued Certificates for
                Common Shares of Meridian Insurance Group, Inc       *Page 68

          4.03 Rights Agreement, dated as of September 18, 1998, between Meridian Insurance Group, Inc. and Harris Trust and
                Savings Bank, as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                (Incorporated herein by reference to Exhibit 1 to the Company's report on Form 8-K dated September 18,
                1998.)

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

         10.09 First and Second Amendments to Meridian Insurance Group, Inc. 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.10  Form of March 3, 1997 Non-Qualified Stock Option
                Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit
                10.50 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

         10.11 Form of Amendment No. 1 to the March 3, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.12 Form of March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee
                Incentive Stock Plan.  (Incorporated by reference to Exhibit
                10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

         10.13 Form of Amendment No. 1 to the March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.13 to the registrant's Form 10-
                K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)**

         10.14 Form of December 1, 1997 Non- Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee
                Incentive Stock Plan. (Incorporated by reference to Exhibit
                10.14 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.15 Written Description of 1998 Meridian Insurance Group, Inc., Executive Incentive Plan. (Incorporated by reference to
                Exhibit 10.16 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.16  Written Description of 1999 Meridian Insurance Group, Inc.,
                Executive Incentive Plan.**                          *Page 69

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

         10.19 Form of Directors' Non-qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.) **

         10.20 Meridian Insurance Group, Inc. 401(k) Plan effective January 1, 1997. (Incorporated by reference to
                Exhibit 10.21 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.21 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and Norma J. Oman, Steven R. Hazelbaker, J. Mark McKinzie, Timothy
                J. Hanrahan, and Carl W. Buedel. (Incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.22 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and all other Executive Officers of Meridian Mutual Insurance Company not mentioned in Exhibit 10.20 above. (Incorporated by reference to Exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.23 Meridian Insurance Statement of Policy on Inter-Company Expense Allocation. (Incorporated by reference to Exhibit
                19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

         10.24 Reinsurance Pooling Agreement Amended and Restated as of October 1, 1997, by and among Meridian Mutual Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Citizens Security Insurance Company, and Insurance Company of Ohio. (Incorporated by reference to Exhibit 10.27 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.25  Reinsurance Pooling Agreement Amended and Restated as
                of July 1, 1998, by and among Meridian Mutual
                Insurance Company, Meridian Security Insurance
                Company, Meridian Citizens Mutual Insurance Company,
                Meridian Citizens Security Insurance Company, and
                Insurance Company of Ohio                            *Page 71

         10.26 Management Services Agreement among Meridian Insurance Group, Inc., Meridian Mutual Insurance Company and their Affiliates effective January 1, 1997. (Incorporated by reference to Exhibit 10.32 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-
                11413.)

         10.27  Term Loan Agreement and Business Credit Note between
                NBD Bank, N.A., and Meridian Insurance Group, Inc., dated July 29, 1996. (Incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.28 Form of Modification of Term Loan Agreement between NBD Bank, N.A., and Meridian Insurance Group, Inc., effective
                December 31, 1997. (Incorporated by reference to
                Exhibit 10.31 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File
                No. 0-11413.)

         10.29 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.30 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.31  Form of Meridian Insurance Agency Agreement          *Page 77

         10.32  Form of Meridian Insurance New Agent's Incentive Compensation
                Agreement                                            *Page 81

         10.33  Form of Meridian Insurance Non-Standard Automobile
                Contingent Commission Agreement                      *Page 84

         10.34  Form of Meridian Insurance Farm Lines Contingent
                Commission Agreement.                                *Page 87

         10.35 Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2
                Registration Statement, File No. 33-58406.)

         10.36 Form of Amendment No. 2 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1997. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.37 Form of Amendment No. 3 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Vernon Fire &
                Casualty Insurance Company, and the Citizens Security
                Group effective January 1, 1998. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-
                K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)

         10.38 Multiple Layer Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1991. (Incorporated by reference to Exhibit 10.28 to the registrant's Form S-2 Registration Statement, File No. 33-58406.) Amendment No. 5 to the Multiple Layer
                Reinsurance Agreement effective January 1, 1997.
                (Incorporated by reference to Exhibit 10.40 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.39 Commercial and Personal Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian
                Mutual Insurance Company.  (Incorporated by reference to
                Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 9 to the Commercial and Personal
                Umbrella Reinsurance Agreement effective January 1,
                1997. (Incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.40 Personal Excess Liability Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit
                19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.)
                Amendment No. 7 to the Personal Excess Liability
                Reinsurance Agreement effective January 1, 1997.
                (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.41 Basket Reinsurance Agreement effective January 1, 1997, among Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company and Citizens Security Group. (Incorporated by reference to Exhibit 10.42 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.42 Excess Catastrophe Reinsurance Contract effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein.
                (Incorporated by reference to Exhibit 10.45 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.43 Sixth Excess Catastrophe Reinsurance Program effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.44 Form of Addendum No. 1 to the Sixth Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to the Meridian Mutual Group. (Incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)

         10.45 Seventh Excess Catastrophe Reinsurance Program effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein.
                (Incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.46 Underlying Aggregate Excess Catastrophe Reinsurance Contract effective January 1, 1998, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.47 Second Underlying Aggregate Excess Catastrophe Reinsurance Contract issued to Meridian Mutual Group effective
                May, 1996, and Addendum No. 1 effective January
                1,1997. (Incorporated by reference to Exhibit 10.46 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.48 Form of Addendum No. 2 to the Second Underlying Aggregate Excess Catastrophe Reinsurance Contract effective May
                10, 1996 (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.49 Property Excess of Loss Reinsurance Binding Agreement between Meridian Mutual Group and NAC Reinsurance Corporation effective June 15, 1995 and Endorsement No.1 effective January 1, 1996. (Incorporated by reference to
                Exhibit 10.44 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File
                No. 0-11413.)

         10.50 Form of Endorsement No. 2, which became effective January 1, 1997, and Form of Endorsement No. 3, which became effective June 15, 1996, to the Property Excess of Loss Reinsurance Binding Agreement. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.51  Endorsement No. 4, Property Excess of Loss Reinsurance
                Binding Agreement, effective June 1, 1998            *Page 90

         10.52  Seventh Excess Catastrophe Reinsurance Contract
                effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers
                Executing the Interest and Liabilities Agreements
                identified therein.                                  *Page 93

         10.53  Underlying Aggregate Excess Catastrophe Reinsurance
                Contract, effective January 1, 1999, issued to
                Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities
                Agreements identified therein.                       *Page 120

         10.54 Form of Addendum No. 2 to the Sixth Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued
                to Meridian Mutual Group                             *Page 147

         10.55 Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein *Page 153

         10.56 Software and Hardware Support Agreement by and among Meridian Citizens Mutual Insurance Company, Meridian Citizens
                Security Insurance Company, Insurance Company of Ohio, and VIS'N, Inc. (Incorporated by reference to Exhibit
                10.36 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-
                11413.)

         10.57 Form of Agreement for the Transfer of Claim Processing Services effective December 1, 1997 between the Citizens Security Companies and VIS'N, Inc. (Incorporated by reference to Exhibit 10.58 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.58 Form of Citizens Security Group Agency Agreement. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.59 Form of Citizens Security Mutual Insurance Company Agency Agreement. (Incorporated by reference to Exhibit
                10.56 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.60 Form of Citizens Security Group Limited Agency Agreement. (Incorporated by reference to Exhibit 10.58 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.61 Form of Citizens Security Mutual Insurance Company Personal Partner Agency Agreement. (Incorporated by reference to Exhibit 10.59 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File
                No. 0-11413.)

         10.62 Form of Citizens Security Group Personal Partner Contingency Plan. (Incorporated by reference to Exhibit 10.60 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.63 Form of Citizens Security Group Network Agencies Profit Sharing Plan. (Incorporated by reference to Exhibit
                10.61 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.64 Form of Citizens Security Group Individual Agency Profit Sharing Plan. (Incorporated by reference to Exhibit
                10.62 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.65  Form of Meridian Citizens Agency Profit-Sharing Agreement
                                                                     *Page 210


   (11)         No exhibit.

   (12)         No exhibit.

   (13)         No exhibit.

   (16)         No exhibit.

   (18)         No exhibit.

   (21)  21.01  Revised list of Subsidiaries of Meridian Insurance Group, Inc.
                                                                     *Page 215

   (22)         No exhibit.

   (23)  23.01  Consent of Independent Accountants dated March 26, 1998
                                                                     *Page 216

   (24)         No exhibit.

   (27)  27.01  Financial Data Schedule for Meridian Insurance Group,
                Inc., for the year ended December 31, 1998           *Page 217

         27.02  Restated Financial Data Schedule for Meridian
                Insurance Group, Inc., for the year ended December 31,
                1997                                                 *Page 218

         27.03  Restated Financial Data Schedule for Meridian
                Insurance Group, Inc., for the year ended December 31,
                1996.                                                *Page 219

         27.04  Restated Financial Data Schedule for Meridian
                Insurance Group, Inc., for the period ended September 30, 1998.
                                                                     *Page 220

   (28)  28.01  Combined Statutory Schedule P Loss and Loss Adjustment
                Expense Reserves for the Consolidated Insurance
                Subsidiaries of Meridian Insurance Group, Inc., as of
                December 31, 1998                                    *Page 221

*   Exhibits filed as a part of this document.

** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                              FORM 10-K
                INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                    PAGE

Schedule I   Summary of Investments Other than Investments
                     in Related Parties                             58

Schedule II  Condensed Financial Information of Registrant          59

Schedule IV  Reinsurance                                            61

Schedule VI  Supplemental Information Concerning Property-
                     Casualty Insurance Operations                  62




           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                  SCHEDULE I--SUMMARY OF INVESTMENTS
              OTHER THAN INVESTMENTS IN RELATED PARTIES
                          December 31, 1998

                                                                    Amount at
                                                                   Which Shown
                                                       Market         in the
                                          Cost          Value     Balance Sheet
Fixed maturities
 Available-for-sale:
   Bonds
     United States Government and
      government agencies and
      authorities                    $ 14,569,208  $  14,854,647  $  14,854,647
     States, municipalities, and
      political subdivisions           67,150,826     68,207,690     68,207,690
   Public utilities                     5,521,956      6,659,950      6,659,950
     All other corporate bonds        126,692,564    129,994,362    129,994,362
   Redeemable preferred stocks         20,697,205     22,277,313     22,277,313
        Total fixed maturities        234,631,759    241,993,962    241,993,962

Equity securities
   Common stocks
     Public utilities                   6,425,049      8,881,034      8,881,034
     Banks, trust, and insurance
      companies                         4,759,792      7,498,762      7,498,762
     Industrial, miscellaneous,
      and all other                    37,152,836     47,640,865     47,640,865
        Total equity securities        48,337,677     64,020,661     64,020,661

Other long-term investments             1,040,309      1,375,463      1,375,463
Short-term investments                  6,431,482      6,431,482      6,431,482
        Total other investments         7,471,791      7,806,945      7,806,945
        Total investments            $290,441,227  $ 313,821,568  $ 313,821,568


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SCHEDULE II
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           (PARENT COMPANY)
                            BALANCE SHEET
                   as of December 31, 1998 and 1997

                                ASSETS
                                               1998           1997

Cash and short-term investments            $  2,271,945   $  2,247,120
Investment in subsidiaries (eliminated
     in consolidation)                      153,261,543    144,339,653
Other assets                                    265,973         85,749
     Total assets                          $155,799,461   $146,672,522

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company   $  1,045,989   $    807,194
Post-employment benefits                      1,935,616      1,933,181
Bank loan payable                            10,125,000     11,375,000
Dividends payable                               579,497        530,149
Other liabilities                               144,526        132,763
     Total liabilities                       13,830,628     14,778,287

Shareholders' equity:
  Common shares                              44,336,679     44,110,416
  Treasury Shares, at cost;
     212,800 shares                          (3,277,781)    (2,308,188)
  Contributed capital                        25,923,462     15,058,327
  Accumulated other comprehensive income     15,190,238     14,349,232
  Retained earnings                          59,796,235     60,684,448
       Total shareholders' equity           141,968,833    131,894,235
       Total liabilities and
          shareholders' equity             $155,799,461   $146,672,522




                         STATEMENT OF INCOME
         For the Years Ended December 31, 1998, 1997 and 1996

                                            1998         1997          1996

Dividend income from subsidiaries      $ 5,000,000   $ 5,000,000   $ 3,900,000
Other income                                23,115        24,537        24,656
Less: General operating expenses           619,405       773,888       727,648
   Interest expense                        672,630       732,047       307,887
   Current federal income tax benefit     (338,581)     (191,110)     (265,508)
 Income before equity in net
   income of subsidiaries                4,069,661     3,709,712     3,154,629
Equity in undistributed net
   income of subsidiaries                8,080,884     3,211,411     2,645,323
Net income                             $12,150,545   $ 6,921,123   $ 5,799,952



                             SCHEDULE II
       CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                       STATEMENT OF CASH FLOWS
         For the Years Ended December 31, 1998, 1997 and 1996



                                         1998         1997         1996

Cash flows from operation:
 Net income                          $12,150,545   $ 6,921,123   $ 5,799,952
 Reconciliation of net income to net
   cash provided by operations:
      Equity in undistributed net
       income of subsidiaries         (8,080,884)   (3,211,411)   (2,645,323)
      (Increase) decrease in
       other assets                     (180,224)      (66,859)        5,521
      Increase in due to Meridian Mutual
        Insurance Company                238,795       779,677        20,966
      Increase in post-employment
        benefits                           2,435       515,367       119,436
      Increase (decrease) in other
        liabilities                       11,763          (524)      132,425
      Other, net                             ---        35,579       (21,848)
 Net cash provided by operation        4,142,430     4,972,952     3,411,129
Cash flows from investing activities:
 Capital contribution to subsidiary          ---           ---   (12,000,000)
 Net cash used by investing activities       ---           ---   (12,000,000)

Cash flows from financing activities:
 Proceeds from stock options             226,263           ---        23,241
 Repurchase of common stock             (969,593)   (2,308,188)      (22,080)
 Proceeds from bank loan                     ---           ---    12,000,000
 Repayment of bank loan               (1,250,000)     (500,000)     (125,000)
 Dividends paid                       (2,124,275)   (2,144,839)   (2,101,426)
 Net cash provided (used)
   by financing activities            (4,117,605)   (4,953,027)    9,774,735

Net increase in cash                      24,825        19,925     1,185,864
Cash at beginning of year              2,247,120     2,227,195     1,041,331

Cash at end of                       $ 2,271,945   $ 2,247,120   $ 2,227,195


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                       SCHEDULE IV--REINSURANCE
         For the Years Ended December 31, 1998, 1997 and 1996


                                                                                Percentage
                                        Ceded          Assumed                  of Amount
                           Gross       to Other       from Other       Net       Assumed
                           Amount     Companies(1)   Companies(1)     Amount     to Net

Property and liability
  insurance premiums:

Year ended
  December 31, 1998    $ 205,534,750  $ 16,960,370  $   614,042  $ 189,188,422     0.3%

Year ended
  December 31, 1997    $ 211,105,812  $ 17,751,345  $ 1,232,165  $ 194,586,632     0.6%

Year ended
  December 31, 1996    $ 176,718,644  $ 15,839,546  $ 6,425,316  $ 167,304,414     3.8%



_____________
(1) The amounts for the years ended December 31, 1998, 1997 and 1996 represents the Company's insurance subsidiaries share of third party reinsurance transactions pursuant to the pooling agreement.



             MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
             SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                  PROPERTY-CASUALTY INSURANCE OPERATIONS
           For the Years Ended December 31, 1998, 1997 and 1996



                                            1998          1997         1996

Deferred policy acquisition costs      $ 17,671,856  $ 17,651,544  $ 16,690,275

Reserves for losses and loss
   adjustment expenses                 $154,252,671  $169,801,326  $161,309,239

Unearned premiums                      $ 81,223,095  $ 82,839,333  $ 84,065,751

Earned premiums                        $189,188,422  $194,586,632  $167,304,414

Investment income                      $ 17,245,684  $ 16,371,711  $ 14,908,285

Losses and loss adjustment expenses
incurred related to:
   Current years                       $145,328,331  $165,576,734  $137,817,367

   Prior years                         $ (8,708,340) $(16,358,003) $ (7,716,175)

Amortization of deferred policy
acquisition costs                      $ 42,213,612  $ 42,163,797  $ 36,251,186

Paid losses and loss adjustment
expenses                               $145,097,636  $147,779,800  $123,669,408

Premiums written                       $188,071,251  $194,519,309  $169,194,649