Form 10-Q
period 1999-03-31
MERIDIAN INSURANCE GROUP INC
filed 1999-05-14
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ]
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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


                 7,259,661 Common Shares at March 31, 1999


The Index of Exhibits is located at page 19 in the sequential numbering system.
Total pages: 19


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire year.

                 These quarterly interim financial statements are
            unaudited.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
              as of March 31, 1999 and December 31, 1998

                                                     March 31,  December 31,
                                                       1999         1998
          ASSETS                                   (Unaudited)
Investments:
 Fixed maturities--available for sale, at market
  (cost $231,410,000 and $234,632,000)           $ 235,844,567  $ 241,993,962
 Equity securities, at market
  (cost $48,625,000 and $48,338,000)                63,831,363     64,020,661
 Short-term investments, at cost,
   which approximates market                         2,134,061      6,431,482
 Other invested assets                               1,342,042      1,375,463
   Total investments                               303,152,033    313,821,568
Cash                                                 2,555,803        854,522
Premiums receivable, net of allowance for bad debts  6,732,999      5,625,470
Accrued investment income                            2,918,785      2,950,290
Deferred policy acquisition costs                   18,368,131     17,671,856
Goodwill                                            14,598,846     14,775,426
Reinsurance receivables                             43,498,500     41,803,624
Prepaid reinsurance premiums                         3,559,170      3,362,441
Due from Meridian Mutual Insurance Company           9,416,769      7,528,333
Other assets                                           284,668        463,990
     Total assets                                $ 405,085,704  $ 408,857,520

        LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses               $155,632,872  $ 154,252,671
Unearned premiums                                   83,980,872     81,223,095
Other post-retirement benefits                       1,973,998      1,935,616
Bank loan payable                                    9,750,000     10,125,000
  Payable for securities                                38,465      3,061,898
Reinsurance payables                                10,423,388      9,811,976
Other liabilities                                    3,375,020      6,478,431
     Total liabilities                             265,174,615    266,888,687

Shareholders' equity:
 Common shares, no par value, authorized 20,000,000 shares;
  issued 7,488,095 and 7,456,512, outstanding 7,259,661 and
  7,243,712 at March 31, 1999 and December 31, 1998,
  respectively (including 10% stock dividend issued on
  January 6, 1999, 658,493 shares)                  44,704,162     44,336,679
Treasury shares, at cost; 228,434 and 212,800
shares, respectively                                (3,577,758)    (3,277,781)
 Contributed capital                                26,002,756     25,923,462
Retained earnings                                   59,845,433     59,796,235
Accumulated other comprehensive income              12,936,496     15,190,238
     Total shareholders' equity                    139,911,089    141,968,833
     Total liabilities and shareholders' equity  $ 405,085,704  $ 408,857,520

The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
          for the three months ended March 31, 1999 and 1998
                             (Unaudited)

                                         Three Months Ended
                                             March 31,
                                        1999          1998

Premiums earned                      $47,715,360    $47,989,638
Net investment income                  4,155,279      4,227,863
Realized investment gains                942,433        381,401
Other income                              28,193         33,712
     Total revenues                   52,841,265     52,632,614

Losses and loss adjustment expenses   36,500,943     33,819,821
General operating expenses             4,301,197      4,381,138
Amortization expenses                 10,882,003     10,901,806
Interest expense                         152,974        183,982
     Total expenses                   51,837,117     49,286,747

Income before taxes and change in
  accounting method                    1,004,148      3,345,867
Income taxes (benefit):
  Current                                124,000        705,000
  Deferred                               (44,000)       124,000
     Total income taxes                   80,000        829,000

Income before change in accounting
  method                                 924,148      2,516,867

Cumulative effect of change in
  accounting method, net of tax         (293,700)             0

  Net income                         $   630,448    $ 2,516,867

  Weighted average shares outstanding  7,248,849      7,293,266

Per share results:
  Basic earnings per share before
   change in accounting method       $      0.13    $      0.35
  Accounting change, net of tax,
   per share                               (0.04)          0.00
  Basic earnings per share           $      0.09    $      0.35

  Diluted earnings per share before
    change in accounting method      $      0.13    $      0.34
  Accounting change, net of tax,
    per share                              (0.04)          0.00
  Diluted earnings per share         $      0.09    $      0.34

The accompanying notes are an integral part of the consolidated financial statements.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          for the three months ended March 31, 1999 and 1998
                             (Unaudited)

                                                                                 Accumulated
                                                                                    Other
                                  Common     Treasury   Contributed  Retained   Comprehensive  Comprehensive
                                  Shares      Shares      Capital    Earnings   Income (Loss)   Income (Loss)

Balance at January 1, 1998    $44,110,416 $(2,308,188) $15,058,327 $60,684,448  $14,349,232
Comprehensive income:
  Net income                           --          --           --   2,516,867           --     $ 2,516,867
  Other Comprehensive
     income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment                      --          --           --          --    3,698,473       3,698,473
Comprehensive income (loss)            --          --           --          --           --     $ 6,215,340
Dividends ($0.07 per share)            --          --           --    (531,321)          --
Issuance of 14,665 restricted
  common shares                   195,703          --           --          --           --
Balance at March 31, 1998     $44,306,119 $(2,308,188) $15,058,327 $62,669,994  $18,047,705


Balance at January 1, 1999    $44,336,679 $(3,277,781) $25,923,462 $59,796,235  $15,190,238
Comprehensive income:
  Net income                           --          --           --     630,448           --     $   630,448
  Other comprehensive
     income, net of tax:
    Unrealized (loss) on securities,
       net of reclassification
       adjustment                      --          --           --          --   (2,253,742)     (2,253,742)
Comprehensive income (loss)            --          --           --          --           --     $(1,623,294)
Dividends ($0.08 per share)            --          --           --    (581,250)          --
Repurchase of 15,634 common
   shares                              --    (299,977)      79,295          --           --
Issuance of 3,104 restricted
   shares                          57,618          --           --          --           --
Exercise of 28,189 common
   shares                         304,301          --           --          --           --
Issuance of 290 common
  shares                            5,564          --           --          --
Balance at March 31, 1999     $44,704,162 $(3,577,758) $26,002,756 $59,845,433  $12,936,496



The accompanying notes are an integral part of the consolidated financial statements


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three months ended March 31, 1999 and 1998
                             (Unaudited)
                                                         March 31,
                                                     1999        1998
Cash flows from operating activities:
 Net income                                     $   630,448   $ 2,516,867
 Reconciliation of net income to net cash used
     by operating activities:
   Amortization                                   10,882,003   10,901,806
   Deferred policy acquisition costs             (11,411,122) (10,389,938)
   Deferred income taxes                             (44,000)     124,000
   Increase (decrease) in unearned premiums        2,757,777   (1,810,767)
   Increase (decrease) in losses and loss
     adjustment expenses                           1,380,201   (1,343,095)
   Increase in amount due from Meridian
     Mutual Ins. Co.                              (1,888,436)  (1,668,569)
   Decrease (increase) in reinsurance
     receivables                                  (1,694,876)   1,851,669
   Decrease (increase) in prepaid reinsurance
     premiums                                       (196,729)     308,547
   Decrease in other assets                          179,428       84,462
   Increase in other post-employment benefits         38,382       38,382
   Increase in reinsurance payables                  611,412      468,289
   Decrease in accrued commissions and other
     expenses                                     (1,548,865)  (1,299,046)
   Increase in payable for federal income taxes      124,000    1,596,400
   Increase (decrease) in other liabilities           29,479     (945,316)
   Net realized investment gains                    (942,433)    (381,401)
   Issuance of restricted common stock                57,618       65,209
   Cumulative effect of change in accounting
     method                                          293,700           --
   Other, net                                     (1,927,242)    (235,953)
 Net cash used by operating activities            (2,669,255)    (118,454)

Cash flows from investing activities:
 Purchase of fixed maturities                    (11,533,492) (35,731,596)
 Proceeds from sale of fixed maturities            9,126,605   29,801,199
 Proceeds from calls, prepayments and maturity
   of fixed maturities                             5,575,696    6,436,775
 Purchase of equity securities                    (8,158,626)  (2,973,405)
 Proceeds from sale of equity securities           9,003,224    3,357,185
 Net increase in short-term investments            4,297,421   (2,140,099)
 Decrease (increase) in other invested assets         33,421      (38,655)
 Increase (decrease) in payable for securities    (3,023,539)   1,039,976
 Net cash provided (used) by investing activities  5,320,710     (248,620)

Cash flows from financing activities:
 Dividends paid                                    (579,497)     (530,149)
 Repayment of bank loan                            (375,000)     (375,000)
 Repurchase of common shares                       (299,977)           --
 Exercise of stock options                          304,300       130,494
Net cash used by financing activities              (950,174)     (774,655)

Increase (decrease) in cash                       1,701,281    (1,141,729)
Cash at beginning of period                         854,522     1,188,423
Cash at end of period                           $ 2,555,803    $   46,694

The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1998. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company (formerly Citizens Fund Insurance Company) and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company (formerly Citizens Security Mutual Insurance Company), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended March 31, 1999 and 1998 total 74 percent.

  2. Reinsurance
     For the three months ended March 31, 1999 and 1998, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:

                                              Three Months Ended
                                                  March 31,
                                             1999           1998
     Premiums written:
       Direct                            $54,180,706      $50,177,777
       Assumed                               162,688          179,388
       Ceded                              (4,066,987)      (3,869,747)
       Net                               $50,276,407      $46,487,418

     Premiums earned:
       Direct                            $51,375,116      $51,956,039
       Assumed                               206,556          211,894
       Ceded                              (3,866,312)      (4,178,295)
       Net                               $47,715,360      $47,989,638

     Losses and loss adjustment expenses:
       Direct                            $40,994,699      $34,980,160
       Assumed                              (248,031)          29,620
       Ceded                              (4,245,725)      (1,189,959)
       Net                               $36,500,943      $33,819,821



  3. Earnings Per Share
     The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the three month periods ended March 31, 1999 and 1998:

                                                  Three Months Ended
                                                       March 31,
                                                  1999        1998
     Basic net income per share computation:
        Numerator (net income)
          before change in accounting method   $  924,148  $2,516,867
        Denominator:
          Common shares outstanding             7,248,849   7,293,266
        Basic earnings per share before
          change in accounting method          $     0.13  $     0.35
        Cumulative effect of change
          in accounting method                      (0.04)       0.00
        Basic earnings per share               $     0.09  $     0.35


     Diluted net income per share computation:
        Numerator (net income) before
          change in accounting method          $  924,148  $7,376,170
        Denominator:
          Common shares outstanding             7,248,849   7,293,266
          Stock options                            95,725      82,904
          Total shares                          7,344,574   7,376,170
        Diluted earnings per share before
          change in accounting method          $     0.13  $     0.34
        Cumulative effect of change in
          accounting method                         (0.04)       0.00
        Diluted earnings per share             $     0.09  $     0.34


  4. Comprehensive Income
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1998. All prior period information presented has been restated to conform with this pronouncement.

     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended March 31, 1999 and 1998 consist of the following:

                                                   Three Months Ended
                                                        March 31,
                                                    1999        1998

     Unrealized holding gains (losses)
       before deferred income taxes            $(2,292,435)  $6,676,269
     Deferred income tax (expense) or benefit      802,000   (2,327,000)
     Less:  Reclassification adjustment for
              realized gains                     1,175,307      986,796
            Income tax expense related to
              realized gains                      (412,000)    (336,000)
     Net unrealized gains (losses) on
       securities                              $(2,253,742)  $3,698,473


  5. Segment Information
   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting and displaying of business segments. SFAS No. 131 became effective for financial statements with fiscal years beginning after December 15, 1997.

   The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.

March 31, 1999
                                                              Segment    Non-segment
                           Personal  Farmowners  Commercial    Total        Total         Total
Premiums earned         $ 27,986,185 $ 2,746,182 $16,982,993 $47,715,360 $       ---  $47,715,360
Net investment income      2,437,169     239,151   1,478,959   4,155,279         ---    4,155,279
Net realized gains               ---         ---         ---         ---     942,433      942,433
Other income                     ---         ---         ---         ---      28,193       28,193
  Total revenues         30,423,354    2,985,333  18,461,952  51,870,639     970,626   52,841,265

Loss and LAE expense     21,845,713    2,112,133  12,543,097  36,500,943         ---   36,500,943
General operating expense 2,296,275      255,213   1,749,709   4,301,197         ---    4,301,197
Interest expense                ---          ---         ---         ---     152,974      152,974
Amortization expenses     5,809,565      645,687   4,426,752  10,882,003         ---   10,882,003
 Total expenses          29,951,552    3,013,033  18,719,558  51,684,143     152,974   51,837,117

Income (loss) before taxes
  and accounting change     471,802      (27,700)   (257,606)    186,496     817,652    1,004,148
Income taxes (benefit)       37,588       (2,207)    (20,523)     14,858      65,142       80,000

Income (loss) before
  accounting change         434,214      (25,493)   (237,083)    171,638     752,510      924,148
Cumulative effect of
  change in accounting
  method, net of tax            ---          ---         ---         ---     293,700      293,700

Net income (loss)       $   434,214 $    (25,493) $  (237,083) $  171,638  $  458,810  $   630,448

March 31, 1998
                                                                Segment   Non-segment
                           Personal  Farmowners   Commercial     Total       Total        Total

Premiums earned         $26,953,836 $2,726,616 $18,309,186 $47,989,638 $       ---    $47,989,638
Net investment income     2,374,619    240,214   1,613,030   4,227,863         ---      4,227,863
Net realized gains              ---        ---         ---         ---     381,401        381,401
Other income                    ---        ---         ---         ---      33,712         33,712
 Total revenues          29,328,455  2,966,830  19,922,216  52,217,501     415,113     52,632,614

Loss and LAE expense     19,750,222  1,014,202  13,055,397  33,819,821         ---     33,819,821
General operating expense 2,282,806    266,021   1,832,311   4,381,138         ---      4,381,138
Interest expense                ---        ---         ---         ---     183,982        183,982
Amortization expenses     5,680,421    661,954   4,559,431  10,901,806         ---     10,901,806
 Total expenses          27,713,449  1,942,177  19,447,140  49,102,765     183,982     49,286,747

Income before taxes
  and accounting change   1,615,006  1,024,653     475,076   3,114,736     231,131      3,345,867
Income taxes                400,147    253,877     117,709     771,733      57,267        829,000

Income before
  accounting change       1,214,859    770,776     357,367   2,343,003     173,864      2,516,867
Cumulative effect of
  change in accounting
  method, net of tax            ---        ---         ---         ---         ---            ---

Net income              $ 1,214,859  $  770,776 $  357,367  $ 2,343,003  $  173,864    $ 2,516,867

As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:

                            March 1999     March 1998
Personal Lines:
   Automobile             $  21,160,212  $  19,616,765
   Homeowners                 6,163,504      6,625,056
   Other                        662,469        712,015
Total Personal Lines      $  27,986,185  $  26,953,836

Commercial Lines:
   Automobile              $  4,353,137  $   4,449,907
   Worker's Compensation      5,309,433      6,039,310
   Commercial Multi-Peril     6,213,675      6,658,155
   Other                      1,106,748      1,161,814
Total Commercial Lines     $ 16,982,993  $  18,309,186

Farm Lines:
   Farmowners                 2,746,182      2,726,616
     Total Farm Lines      $  2,746,182  $   2,726,616

Total All Lines Combined   $ 47,715,360  $  47,989,638


  6.  Changes in Accounting for Insurance-Related Assessments

  Effective January 1, 1999, the Company adopted SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement requires that a liability for insurance-related assessments be recognized when the assessments have been imposed or it is probable that an assessment will be imposed, the event obligating the Company has occurred, and the amount can be reasonably estimated. SOP 97-3 requires that a liability for the current calendar year experience be recognized and that the initial application be treated as a cumulative effect type accounting change. The Company recorded an additional liability and a charge to the statement of income of $293,700 net of income tax, to reflect the cumulative effect of the accounting change in the first quarter of 1999.

  7.  Accounting for Derivative Instruments and Hedging Activities

  In June of 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and hedging activities. All items that are required to be recognized must be displayed according to accounting standards in the statement of financial position at fair value. The Company does not hold any derivative instruments and does not currently participate in hedging activities. The Company does not anticipate a material impact upon adoption of this statement.

           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2:Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at March 31, 1999 were $405.1 million,a slight decrease from the December 31, 1998 total of $408.9 million. This change was largely due to a decrease in unrealized appreciation of fixed maturity investments. The Company's unrealized appreciation on its fixed maturity portfolio declined from $7.4 million at December 31, 1998 to $4.4 million at March 31, 1999. This reduction resulted primarily from an increase in the interest rate environment. Short-term investments declined to $2.1 million at the end of the 1999 first quarter from $6.4 million at December 31, 1998, due primarily to the timing of paying certain liabilities.

         Total liabilities at March 31, 1999 of $265.2 million were slightly lower in comparison to the $266.9 million reported at December 31, 1998. The decline in total liabilities resulted primarily from the payment of certain liabilities, partially offset by an increase in the Company's reserves for losses and loss adjustment expenses and unearned premiums. The $1.4 million increase in reserves for losses and loss adjustment expenses resulted from an increase in the amount of catastrophe related property claims. Unearned premium reserves were up due to increased premium volume for the quarter.

         The Company's shareholders' equity at March 31, 1999 declined 1.5 percent to $139.9 million compared to the December 31, 1998 total of $142.0 million. The primary factor leading to this decrease was unrealized depreciation of investment securities, net of deferred income taxes, of $2.3 million. The Company's book value per share at March 31, 1999 was $19.27, compared with $19.60 at year-end 1998.


         Results of Operations

         For the three months ended March 31, 1999, the Company recorded net income of $0.6 million, or $0.09 per common share for both basic and diluted earnings. This compares to net income of $2.5 million, or $0.35 basic earnings per share and $0.34 diluted earnings per share for the corresponding 1998 period. The Company's combined ratio for the 1999 first quarter increased to approximately 107 percent, compared to approximately 102 percent for the same 1998 period. This was due to a higher loss ratio.

         The Company's total revenues for the 1999 first quarter were $52.8 million compared to $52.6 million for the corresponding 1998 period. A slight decline in earned premiums largely resulted from management actions taken by the Company to improve underwriting profitability and from continued competitive market conditions, particularly in commercial lines. The Company had an earned premium increase of 3.6 percent in personal lines, offset by a
         7.3 percent reduction in commercial lines of business.
         For the three months ended March 31, 1999, written premiums increased 7.0 percent when compared to 1998's first quarter. The growth in written premiums was aided by growth initiatives with the non-standard automobile product and sales to Sam's Club members through an arrangement with GROUPadvantage. Favorable trends were also experienced in sales of commercial lines products, particularly to associations, a market niche emphasized in the Meridian Citizens operations.

         Net investment income of approximately $4.2 million for the 1999 first quarter declined slightly in comparison to the same 1998 period, due to a bit lower asset allocation to fixed maturity investments and a higher allocation of investment expenses. For the quarter ended March 31, 1999, the Company realized net gains on the sale of investments of approximately $0.9 million, or $0.08 per share after tax, compared to approximately $0.4 million or $0.03 per share after tax for the first quarter of 1998. The 1999 realized gains largely resulted from the sale of certain common stocks.

         The Company's total incurred losses and loss adjustment expenses for the 1999 first quarter increased to $36.5 million from $33.8 million for the comparable 1998 quarter. The loss and loss adjustment expense ratio increased 6.0 percentage points from 70.5 percent in the 1998 first quarter to 76.5 percent for the first quarter
         of 1999.   Net weather-related catastrophe losses incurred
         by the Company during the first three months of 1999 were estimated to be $4.2 million. Such claims largely resulted from January winter storms in the midwest. For the comparable 1998 first quarter, approximately $3.2 million in weather-related catastrophe losses were incurred by the Company. The impact of such catastrophes on the Company's loss ratio for the 1999 and 1998 periods was estimated to be approximately 8.8 and 6.6 percentage points, respectively. The 1999 first quarter catastrophe claims hit the property coverages in the homeowners, farmowners and commercial lines of business all of which produced higher loss ratios than during the first quarter of 1998. While still profitable, the loss ratios for personal automobile and worker's compensation business increased over last year's excellent first quarter. Commercial automobile was the line of business showing the most first quarter 1999 improvement.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $15.3 million for the 1999 first quarter decreased slightly compared to the 1998 total of $15.5 million. The decrease in expenses resulted from certain operational efficiencies.

         Effective January 1, 1999, the Company adopted SOP 97-03, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This resulted in a non-recurring charge of $0.3 million after tax or $0.04, basic and diluted earnings per share, representing the cumulative effect of a change in accounting method.


         Year 2000 disclosures

         As we near the end of the century, many information technology products will not recognize the year 2000. As a result, businesses are at risk for possible calculation errors or system failures which could cause a disruption in their operations. This is known as the Year 2000 ("Y2K") issue.

         In 1995, Meridian began the initial planning phase to ensure that all systems were Y2K compliant. As a result of this planning, it was determined that Meridian would utilize internal resources to complete the necessary remediation. This would allow Meridian to contain costs and maintain control as well as provide consistency in system applications. As a result of this decision, a team of programmers was hired under the direction of experienced internal management to address the issue. In 1996, it was also determined that the Meridian Citizens project team would operate independently utilizing contracted personnel to complete the project. Such personnel, our former contracted outside automation services providers, were under contract to complete and test the Y2K programming efforts as well as provide daily systems support.

         The next stage of the process was to identify those systems and programs that contained date sensitive fields throughout the operating systems. The internal approach taken to address the issue was field expansion. This expansion would allow the date fields to be expanded and allow programs to distinguish dates based upon an eight digit code as opposed to a six digit code. The Meridian Citizens approach implemented by the outside automation services provider, had to take into account the various operating platforms used to process data. It was decided that a combination of field expansion and "windowing" would be the best approach to solving the Y2K dilemma.
         The "windowing" approach utilizes a two digit year currently in the date fields and assumes the two digit century field falls within an established "window". For example, any result over 50 signifies the 20th century and any under fifty, the 21st century.

         Since the inception of the project, the Company has made significant progress. Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000 such as the policy processing systems which required renewal processing as early as November 1, 1998. Extensive reprogramming now allows the internal policy processing systems to recognize the difference between the 20th and the 21st century. Updated policy processing systems have been in production and compliant since November 1997. During the third quarter of 1998, code remediation was also completed for the management reporting systems and front-end client server applications. The Meridian Citizens companies, which operate under a different platform, largely achieved Y2K compliance as certified by the outside services provider in August 1998 and have been in production since that time. Mainframe impact, front-end client server, and critical network programming have also been completed. The remediated policy processing systems have been tested and are processing policies with Y2K expiration dates. While no policies have been processed with a Y2K inception date, the Company has successfully tested such business in the Quality Assurance test environment. It is anticipated that testing will continue throughout 1999 to assure compliance. The remaining programming efforts for non-critical systems are targeted for completion no later than September 1, 1999 with the majority scheduled by July 1, 1999.

         During the fourth quarter of 1998, the Information Systems operations of the Meridian Citizens companies were moved to the Indianapolis home office location. This change allowed for certain cost savings and a more consistent application of programming discipline throughout the organization. Prior to the move, Y2K remediation efforts were completed by an outside vendor for the Meridian Citizens companies. While reviewing other processing issues, internal personnel discovered instances in which remediation efforts had not correctly been completed. These issues have been resolved when discovered. The manner in which these systems are constructed or designed does not provide for a test environment. Therefore, a more detailed analysis will be performed. This extensive analysis will begin during the second quarter and will encompass applications which were previously understood to be compliant. These applications will be reviewed for date sensitive related code to determine that the Y2K remediation was completed correctly. Re-programming efforts, if required, will be performed to obtain Y2K compliance. As a contingency, the Company does have the option to transfer related policy processing to the mainframe systems which have been fully tested and found compliant, should that be necessary.

         Costs for the Y2K remediation are anticipated to approximate $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996, $400,000 in 1997 and 1998, and expects to incur an additional $300,000 in 1999. The Company was able to manage the cost of its Y2K effort because of the early start of the project and the overall approach of hiring additional internal resources as opposed to extensively utilizing outside programmers. Approximately 50 percent of the total costs relate to programming personnel. The remainder of these costs relate to the replacement of software applications, hardware costs, and outside consulting fees. Due to the complexity and importance of the Y2K project, the Company engaged independent consultants to review the planning and methods utilized within the project for all subsidiaries. The written report received for the independent consultants contained comments and suggestions which were implemented and incorporated into the final Y2K action plans. Y2K costs have been funded through operating revenues and represent less than 10 percent of the information systems annual budgets. Costs for the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees. At this time, Mutual and Security's (Meridian Mutual and Meridian Security) policy processing and management reporting systems have been remediated, tested by our Quality Assurance team and moved into full production. Actual policies have been issued which are affected by the Y2K issue.

         As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company has reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. The focus now turns to applications such as E-mail and the Automated Underwriting System, as well as to the re-testing of applications that have been modified since the
         original Y2K testing.   The Company's Network Management
         Team is focusing on the replacement and installation of non-compliant software and hardware which is anticipated to be completed well before the end of this year. While these products help the Company to perform its tasks in the desired manner, they are not considered critical to the ability to process business and service customers. These additional tasks have been prioritized by assessing their overall benefit to the Company.

         Additionally, the Company established contact with agents and certain vendors to highlight the Y2K issue. This contact was established for the purpose of reasonably ascertaining the Y2K impact. The Company has worked diligently to inform its independent agents of the necessity of Y2K compliance. At this time, it is anticipated that the larger, more automated agents will be compliant. The smaller, less automated agents, may not be compliant but could readily return to manual processing until they are able to achieve full compliance. While this may have a direct impact on the timeliness of policy processing, the operating systems do have the ability to process such data.

         The most critical suppliers are the utility companies. While the Company cannot be assured that these suppliers will be Y2K compliant, contact has been established. The Company currently has the same limited assurances as the general public. While the Company has utilized significant resources to secure its critical operating systems, there are no contingency plans for things which effect the general public such as electrical power, water, and etc. Failure for these providers to perform Y2K compliance could be detrimental to company operations.

         Hardware and software vendors are required to provide certification of Y2K compliance for all products or services afforded to the enterprise. All vendor products purchased within the last two years have been certified and documented. In addition, testing has taken place for each product in a pseudo Y2K environment prior to moving to production. Any product already in production that failed the Y2K testing has been or will be removed from internal systems or upgraded to be compliant by September 1, 1999. The Company has also addressed the facilities Y2K issues by evaluating the HVAC, security systems, elevators, the automobile fleet, etc., to ascertain compliance and adjustments have been made as necessary. Third party vendors which have critical impact on the ability to process business are currently anticipated to be Y2K compliant. However, there can be no guarantee that the systems of agents or other third parties will be converted on a timely basis, or that a widespread failure to convert by others would not adversely affect the Company. It is not anticipated that non-critical third party vendors who may fail to be Y2K compliant will impact the Company's ability to complete necessary work processes.

         Contingency planning is underway by all management of the Information Systems Department. These plans include what activities should take place, what needs to be tested, and
         when the testing should occur.   Upon extensive review,
         these plans will encompass the necessary steps to verify the functionality or compliance of each system. Contingency planning includes the use of the Company's Business Resumption/Disaster Recovery "hot site" in Chicago. This hotsite has been tested and is prepared to run mainframe applications with very little lag time should all other contingencies fail. While these mainframe applications do not currently include the Meridian Citizens platforms, policies could be converted over to this application should the need arise. Testing performed at the hot site in April 1999 was successful.

         From an enterprise perspective, the Company feels well positioned for the change in the millennium although they will continue to monitor the progress of various projects such as the Meridian Citizens remediation closely.

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

         Statements in this Form 10-Q that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. Risk factors include the ability of the Company, suppliers, and agency representatives to handle the Y2K computer issue; variation in catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations or legislation that may affect the Company; and economic conditions or market changes affecting pricing or demand for insurance products or the ability to generate investment income. Growth and profitability have been and may be affected by these and other factors.

         MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES




  PART II.               OTHER INFORMATION


         Item 6.                a.    Exhibits.  See index to
         exhibits.

                                b.    No form 8-K's were filed
         during this time period.

  MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:    April 26, 1999               By:    /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

 DATE:    April 26, 1999                By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer

          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended March 31, 1999
                         Index to Exhibits



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



                                   MERIDIAN INSURANCE GROUP, INC.



 DATE:    April 26, 1999                By:
                                        Norma J. Oman, President and
                                        Chief Executive Officer

 DATE:    April 26, 1999                By:
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer