Form 10-Q
period 1999-06-30
MERIDIAN INSURANCE GROUP INC
filed 1999-08-13
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ]
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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


                 7,250,844 Common Shares at June 30, 1999


The Index of Exhibits is located at page 21 in the sequential numbering system.
Total pages: 21



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

                 These quarterly interim financial statements are
            unaudited.


                  MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    as of June 30, 1999 and December 31, 1998


                                                    June 30,       December 31
                                                      1999            1998
                                                   (Unaudited)

                     ASSETS
Investments:
   Fixed maturities, available for sale at market
      (cost $225,544,000 and $234,632,000)      $   224,645,208 $   241,993,962
   Equity securities, at market
      (cost $50,209,000 and $48,338,000)             68,713,592      64,020,661
 Short-term investments, at cost, which
      approximates market                             5,636,838       6,431,482
 Other invested assets                                1,412,757       1,375,463
   Total investments                                300,408,395     313,821,568
Cash                                                  1,924,040         854,522
Premium receivable, net of bad debt allowance         8,595,424       5,625,470
Accrued investment income                             3,054,352       2,950,290
Deferred policy acquisition costs                    19,487,942      17,671,856
Goodwill                                             14,422,724      14,775,426
Reinsurance receivables                              42,740,514      41,803,624
Prepaid reinsurance premiums                          3,673,887       3,362,441
Due from Meridian Mutual Insurance Company            9,222,449       7,528,333
Other assets                                          2,003,008         463,990
   Total assets                                 $   405,532,735 $   408,857,520

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   152,097,206 $   154,252,671
Unearned premiums                                    88,720,963      81,223,095
Other post-employment benefits                        2,012,380       1,935,616
Bank loan payable                                     9,375,000      10,125,000
Payable for securities                                        0       3,061,898
Reinsurance payables                                  8,447,401       9,811,976
Other liabilities                                     4,798,002       6,478,431
   Total liabilities                                265,450,952     266,888,687

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    issued 7,496,295 and 7,456,512; outstanding 7,250,844 and
    7,243,712 at June 30, 1999 and
    December 31, 1998, respectively
    (including 10% stock dividend issued
    on January 6, 1999, 658,493 shares)              44,793,300      44,336,679
 Treasury Shares, at cost; 245,451 and
    212,800 shares, respectively                     (3,851,478)     (3,277,781)
 Contributed capital                                 25,923,462      25,923,462
 Retained earnings                                   61,543,445      59,796,235
 Accumulated other comprehensive income              11,673,054      15,190,238
   Total shareholders' equity                       140,081,783     141,968,833
   Total liabilities and shareholders' equity   $   405,532,735 $   408,857,520


The accompanying notes are an integral part of the consolidated financial statements.


              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
           for the three and six months of June 30, 1999 and 1998
                                (Unaudited)

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                      1999            1998            1999           1998

Premiums earned                                 $    49,955,752 $    47,131,856 $   97,671,112 $   95,121,494
Net investment income                                 4,084,476       4,381,075      8,239,755      8,608,938
Realized investment gains                             1,674,579       2,830,864      2,617,012      3,212,265
Other income                                             45,763           1,026         73,956         34,738
  Total revenues                                     55,760,570      54,344,821    108,601,835    106,977,435


Losses and loss adjustment expenses                  37,131,731      35,977,829     73,632,674     69,797,650
General operating expenses                            4,053,093       4,243,131      8,354,290      8,624,269
Amortization expenses                                11,374,235      10,650,092     22,256,238     21,551,898
Interest expenses                                       117,237         159,443        270,210        343,424
  Total expenses                                     52,676,296      51,030,495    104,513,412    100,317,241

Income before taxes and change
  in accounting method                                3,084,274       3,314,326      4,088,423      6,660,194

Income taxes (benefit):
  Current                                               526,000         419,000        650,000      1,124,000
  Deferred                                              278,000         401,000        234,000        525,000
     Total income taxes (benefit)                       804,000         820,000        884,000      1,649,000

Income before change in accounting
   method                                             2,280,274       2,494,326      3,204,423      5,011,194

Cumulative effect of change in
   accounting method, net of tax                              0               0       (293,700)             0

    Net Income                                  $     2,280,274 $     2,494,326 $    2,910,723 $    5,011,194

  Basic average shares outstanding                    7,256,423       7,305,671      7,252,733      7,299,503

  Weighted average shares outstanding                 7,330,153       7,398,706      7,338,257      7,384,320

Per share results:

   Basic earnings per share before
     change in accounting method                $          0.31 $          0.34 $         0.44 $         0.69
   Accounting change, net of tax, per share                0.00            0.00          (0.04)          0.00
   Basic earnings per share                     $          0.31 $          0.34 $         0.40 $         0.69

   Diluted earnings per share before
     change in accounting method                $          0.31 $          0.34 $         0.44 $         0.68
   Accounting change, net of tax, per share                0.00            0.00          (0.04)          0.00
   Diluted earnings per share                   $          0.31 $          0.34 $         0.40 $         0.68




The accompanying notes are an integral part of the consolidated financial statements.


                     MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   for the six months ended June 30, 1999 and 1998
                                      (Unaudited)
                                                                                                                 Accumulated
                                                                                                                    Other
                                           Common         Treasury      Contributed      Retained     Comprehensive  Comprehensive
                                           Shares          Shares         Capital        Earnings     Income (Loss)   Income (Loss)

Balance January 1, 1998               $    44,110,416 $  (2,308,188)  $   15,058,327 $   60,684,448 $    14,349,232
Comprehensive income:
  Net income                                       --              --             --      5,011,194              -- $     5,011,194
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
    net of reclassification
    adjustment                                     --              --             --             --       1,340,132       1,340,132
Comprehensive income                               --              --             --             --              -- $     6,351,326
Dividends ($0.14 per share)                        --              --             --     (1,062,644)             --
Issuance of 3,666 restricted
   shares                                      65,209              --             --             --              --
Issuance of 10,989 common
   shares                                     130,494              --             --             --              --
Balance at June 30, 1998              $    44,306,119 $    (2,308,188)$   15,058,327 $   64,632,998 $    15,689,364


Balance January 1, 1999               $    44,336,679 $    (3,277,781)$   25,923,462 $   59,796,235 $    15,190,238
Comprehensive income:
  Net income                                       --              --             --      2,910,723              -- $     2,910,723
  Other comprehensive
    income, net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                     --              --             --             --      (3,517,184)     (3,517,184)
Comprehensive loss                                 --              --             --             --              -- $      (606,461)
Dividends ($0.16 per share)                        --              --             --     (1,163,513)             --
Repurchase of 32,651 common
   shares                                          --        (573,697)            --             --              --
Issuance of 3,104 restricted
   shares                                      57,618              --             --             --              --
Exercise of stock options for
   36,389 common shares                       393,439              --             --             --              --
Issuance of 290 common
  shares                                        5,564              --             --             --              --
Ending balance at June 30, 1999       $    44,793,300 $    (3,851,478)$   25,923,462 $   61,543,445 $    11,673,054


The accompanying notes are an integral part of the consolidated financial statements.


                  MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  for the six months ended June 30, 1999 and 1998
                                 (Unaudited)

                                                              June 30,
                                                      1999            1998

Cash flows from operating activities:
   Net income                                   $   2,910,723   $   5,011,194
   Reconciliation of net income to net cash
    provided by operating activities:
     Amortization                                  22,256,238      21,551,898
     Deferred policy acquisition costs            (23,799,276)    (21,546,562)
     Deferred income taxes                            234,000         525,000
     Increase (decrease) in unearned premiums       7,497,868        (583,946)
     Increase (decrease) in losses and
       loss adjustment expenses                    (2,155,465)      1,397,528
     Increase in premium
       receivables                                 (2,969,954)       (335,296)
     Increase in amount due
       Meridian Mutual Ins. Co.                    (1,694,116)     (1,993,110)
     Decrease (increase) in reinsurance
       receivables                                   (936,890)     (6,726,390)
     Decrease (increase) in prepaid
       reinsurance premiums                          (311,446)        291,616
     Decrease (increase) in other assets             (837,273)        973,000
     Increase in other
       post-employment benefits                        76,764          76,764
     Increase (decrease) in reinsurance payables   (1,364,575)      3,057,023
     Decrease in accrued commissions and
       other expenses                                (436,312)       (842,182)
     Decrease in payable for
       federal income taxes                          (325,000)           (600)
     Increase (decrease) in other
       liabilities                                    586,374      (1,034,519)
     Net realized investment gains                 (2,617,012)     (3,212,265)
     Issuance of restricted common stock               57,618          65,209
     Issuance of common stock                           5,564             ---
     Cumulative effect of change in
       accounting method                              293,700             ---
     Other, net                                    (1,230,850)        518,642
Net cash used by operating activities              (4,836,084)     (2,806,996)

Cash flows from investing activities:
   Purchase of fixed maturities                   (27,240,272)    (50,223,777)
   Proceeds from sale of fixed maturities          24,666,870      41,795,113
   Proceeds from calls, prepayments and maturity
     fixed maturities                              11,352,109      14,343,845
   Purchase of equity securities                  (12,446,911)     (8,811,270)
   Proceeds from sale of equity securities         13,690,234       9,175,201
   Net decrease (increase) in
     short-term investments                           794,644      (1,823,268)
   Decrease (increase) in other invested assets        (8,169)        189,917
   Decrease in payable for securities              (2,811,898)       (999,995)
Net cash used in investing activities               7,996,607       3,645,766

Cash flows from financing activities:
   Dividends paid                                  (1,160,747)     (1,062,642)
   Repayment of bank loan                            (750,000)       (625,000)
   Repurchase of common shares                       (573,697)           ---
   Exercise of stock options                          393,439         130,494
Net cash used in financing activities              (2,091,005)     (1,557,148)

Increase (decrease) in cash                         1,069,518        (718,378)
Cash at beginning of period                           854,522       1,188,423
Cash at end of period                           $   1,924,040   $     470,045


The accompanying notes are an integral part of the consolidated financial statements.




           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1998. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company (formerly Citizens Fund Insurance Company) and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company (formerly Citizens Security Mutual Insurance Company), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended June 30, 1999 and 1998 total 74 percent.

2.  Reinsurance
   For the three and six months ended June 30, 1999 and 1998, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                          Three Months Ended             Six Months Ended
                               June 30,                       June 30,
                         1999           1998            1999            1998

Premiums written:
    Direct         $ 58,293,034   $  52,511,112   $ 112,473,740   $ 102,688,889
    Assumed                (418)        120,764         162,270         300,152
    Ceded            (3,711,489)     (4,290,130)     (7,778,476)     (8,159,877)
    Net            $ 54,581,127   $  48,341,746   $ 104,857,534   $  94,829,164

Premiums earned:
    Direct         $ 53,556,870   $  51,249,317   $ 104,931,986   $ 103,205,356
    Assumed                (400)        155,739         206,156         367,633
    Ceded            (3,600,718)     (4,273,200)     (7,467,030)     (8,451,495)
    Net            $ 49,955,752   $  47,131,856   $  97,671,112   $  95,121,494

Losses and loss adjustment expenses:
    Direct         $ 39,510,992   $  46,218,306   $  80,505,691   $  81,198,466
    Assumed              53,513          60,183        (194,518)         89,803
    Ceded            (2,432,774)    (10,300,660)     (6,678,499)    (11,490,619)
    Net            $ 37,131,731   $  35,977,829   $  73,632,674   $  69,797,650


3.  Earnings Per Share
   The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three and six month periods ended June 30, 1999 and 1998:


                                  Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                  1999         1998         1999         1998

Basic earnings per share computation:
  Numerator (net income) before change
    in accounting method     $ 2,280,274  $ 2,494,326  $ 3,204,423  $ 5,011,194
  Denominator:
    Weighted average common
    shares outstanding         7,256,423    7,305,671    7,252,733    7,299,503
  Basic earnings per share
    before change in
    accounting method        $            $            $            $
  Cumulative effect of change
    in accounting method             ---          ---         (0.04)        ---
  Basic earnings per share   $      0.31  $      0.34  $      0.40  $      0.69

Diluted earnings per share computation:
  Numerator (net income) before change
    in accounting method     $ 2,280,274  $ 2,494,326  $ 3,204,423  $ 5,011,194
  Denominator:
    Weighted average common
    shares outstanding         7,256,423    7,305,671    7,252,733    7,299,503
    Stock options                 73,730       93,035       85,524       84,817
    Total shares               7,330,153    7,398,706    7,338,257    7,384,320
  Diluted earnings per share
    before change in
    accounting method        $      0.31  $      0.34  $      0.44  $      0.68
  Cumulative effect of change
    in accounting method             ---          ---         (0.04)        ---
  Diluted earnings per share $      0.31  $      0.34  $      0.40  $      0.68

The 1998 earnings per share information in the above table reflects a ten percent stock dividend declared on December 9, 1998, and issued on January 6, 1999.

  4. Comprehensive Income
     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components. All items required to be recognized as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for financial statements with fiscal years beginning after December 15, 1998. All prior period information presented has been restated to conform with this pronouncement.

     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended June 30, 1999 and 1998 consist of the following:

                                                        Six Months Ended
                                                            June 30,
                                                    1999             1998

     Unrealized holding gains (losses)
        before deferred income taxes           $(2,349,756)      $ 6,612,732
     Deferred income tax (expense) or benefit      822,000        (2,305,000)
     Less:  Reclassification adjustment for
              realized gains                     3,061,428         4,551,600
            Income tax expense related to
              realized gains                    (1,072,000)       (1,593,000)
     Net unrealized gains (losses)
        on securities                          $(3,517,184)      $ 1,340,132

  5. Segment Information
     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting and displaying of business segments. SFAS No. 131 became effective for financial statements with fiscal years beginning after December 15, 1997.

     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the six months ended June 30, 1999 and 1998. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


June 30, 1999
                                                                                   Segment       Non-segment
                                     Personal      Farmowners     Commercial        Total           Total           Total
Premiums earned                  $ 57,569,212   $  5,616,800   $ 34,485,100   $  97,671,112   $          ---  $  97,671,112
Net investment income               4,856,668        473,846      2,909,241       8,239,755              ---      8,239,755
Net realized investment gains              ---            ---            ---             ---      2,617,012       2,617,012
Other income (expense)                     ---            ---            ---             ---         73,956          73,956
   Total revenues                  62,425,880      6,090,646     37,394,341     105,910,867       2,690,968     108,601,835

Loss and LAE                       46,975,917      4,911,143     21,745,614      73,632,674              ---     73,632,674
General operating expenses          4,460,096        495,704      3,398,490       8,354,290              ---      8,354,290
Interest expense                           ---            ---            ---             ---        270,210         270,210
Amortization expenses              11,881,915      1,320,580      9,053,743      22,256,238              ---     22,256,238
   Total expenses                  63,317,928      6,727,427     34,197,847     104,243,202         270,210     104,513,412

Income (loss) before taxes
   and accounting change             (892,048)      (636,781)     3,196,494       1,667,665       2,420,758       4,088,423
Income taxes (benefit)               (207,807)      (148,342)       744,639         388,490         495,510         884,000

Income (loss) before
   accounting change                 (684,241)      (488,439)     2,451,855       1,279,175       1,925,248       3,204,423
Cumulative effect of change
   in accounting method,
   net of tax                              ---            ---            ---             ---       (293,700)       (293,700)

   Net income (loss)             $   (684,241)  $   (488,439)  $  2,451,855   $   1,279,175   $   1,631,548   $   2,910,723


June 30, 1998

Premiums earned                  $ 53,653,742   $  5,447,001   $ 36,020,751   $  95,121,494   $          ---  $  95,121,494
Net investment income               4,855,913        492,979      3,260,046       8,608,938              ---      8,608,938
Net realized investment gains              ---            ---            ---             ---      3,212,265       3,212,265
Other income (expense)                     ---            ---            ---             ---         34,738          34,738
   Total revenues                  58,509,655      5,939,980     39,280,797     103,730,432       3,247,003     106,977,435

Loss and LAE                       43,130,215      3,869,302     22,798,133      69,797,650              ---     69,797,650
General operating expenses          4,493,703        523,662      3,606,904       8,624,269              ---      8,624,269
Interest expense                           ---            ---            ---             ---        343,424         343,424
Amortization expenses              11,229,686      1,308,623      9,013,589      21,551,898              ---     21,551,898
   Total expenses                  58,853,604      5,701,587     35,418,626      99,973,817         343,424     100,317,241

Income (loss) before taxes
   and accounting change             (343,949)       238,393      3,862,171       3,756,615       2,903,579       6,660,194
Income taxes (benefit)                (85,158)        59,024        956,237         930,103         718,897       1,649,000

Income (loss) before
   accounting change                 (258,791)       179,369      2,905,934       2,826,512       2,184,682       5,011,194
Cumulative effect of change
   in accounting method,
   net of tax                              ---            ---            ---             ---             ---             ---

   Net income (loss)             $   (258,791)  $    179,369   $  2,905,934   $   2,826,512   $   2,184,682   $   5,011,194



As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:

                                    June 1999      June 1998
Personal Lines:
    Automobile                   $ 43,635,647   $ 39,063,202
    Homeowners                     12,613,890     13,182,940
    Other                           1,319,675      1,407,600
Total Personal Lines             $ 57,569,212   $ 53,653,742

Commercial Lines:
    Automobile                   $  8,859,028   $  8,863,294
    Workers Compensation           10,829,101     11,639,009
    Commercial Multi-Peril         12,519,696     13,254,525
    Other                           2,277,275      2,263,923
Total Commercial Lines           $ 34,485,100   $ 36,020,751

Farm Lines:
    Farmowners                      5,616,800      5,447,001
Total Farm Lines                 $  5,616,800   $  5,447,001

Total All Lines Combined         $ 97,671,112   $ 95,121,494


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

  7.  Accounting for Derivative Instruments and Hedging Activities

  In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB released SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of this pronouncement to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and hedging activities. All items that are required to be recognized must be displayed according to accounting standards in the statement of financial position at fair value. The Company does not hold any derivative instruments and does not currently participate in hedging activities. The Company does not anticipate a material impact upon adoption of this statement.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2:Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at June
         30, 1999 were $405.5 million, a slight decrease from the December 31, 1998 total of $408.9 million. This change was largely due to a decrease in unrealized appreciation of fixed maturity investments. The Company's unrealized appreciation on its fixed maturity portfolio declined by $8.3 million from December 31, 1998 to June 30, 1999.
         This resulted primarily from a rising interest rate environment. We estimate that a 100 point movement in interest rates would affect the Company's fixed maturity market values by around 4.5 percent. The effective duration of the Company's fixed maturity portfolio is approximately
         4.7 years.

         Total liabilities at June 30, 1999 of $265.5 million were slightly lower in comparison to the $266.9 million reported at December 31, 1998. The decline in total liabilities resulted from decreases in several liabilities, including a $2.2 million reduction in loss and loss adjustment expenses. These decreases were partially offset by an increase in the Company's unearned premium reserves due to increased premium volume for the quarter.

         The Company's shareholders' equity at June 30, 1999 declined 1.3 percent to $140.1 million compared to the December 31, 1998 total of $142.0 million. The primary factor leading to this decrease was net unrealized depreciation of investment securities of $3.5 million. The Company's book value per share at June 30, 1999 was $19.32, compared with $19.60 at year-end 1998.


         Results of Operations

         Quarter
         For the three months ended June 30, 1999, the Company recorded net income of $2.3 million, or $0.31 per common share for both basic and diluted earnings. This compares to net income of $2.5 million, or $0.34 earnings per share for both basic and diluted earnings for the corresponding 1998 period. Net income was lower because of a reduction in realized investment gains quarter to quarter. Earnings per share included operating earnings of $0.16 versus $0.09 a year ago and net realized investment gains were $0.15 compared with $0.25 in the second quarter of 1998. The Company's statutory combined ratio for the 1999 second quarter improved to approximately 103.4 percent, compared with 107.9 percent for the same 1998 period. The loss, loss adjustment expense and underwriting expense ratios each improved during the quarter.

         The Company's total revenues for the 1999 second quarter were $55.8 million compared to $54.3 million for the corresponding 1998 period. The Company had a 6.0 percent, or $2.8 million, increase in earned premiums compared to the same quarter of 1998. For the three months ended June 30, 1999, written premiums increased 12.9 percent when compared to 1998's second quarter. The growth in written premiums was largely generated by growth initiatives with the non-standard automobile product and sales to Sam's Club members through an arrangement with GROUPadvantage. Favorable trends were also experienced in sales of commercial lines products, particularly to associations, a market niche for Meridian.

         Net investment income of approximately $4.1 million for the 1999 second quarter declined in comparison to $4.4 million for the same 1998 period. This decline is attributable to a number of factors including a reduction in fixed maturity investments due both to cash flows and a bit higher asset allocation to equities; a slight reduction in yield; and a slightly higher allocation of investment expenses. For the quarter ended June 30, 1999, the Company realized net gains on the sale of investments of approximately $1.7 million, or $0.15 per share after tax, compared to approximately $2.8 million or $0.25 per share after tax for the second quarter of 1998. The 1999 realized gains largely resulted from the sale of six common stocks. The 1998 second quarter gains also resulted from the sale of several common stocks, as well as $0.05 million resulting from the sale of certain fixed maturity securities sold for purposes of tax positioning.

         The Company's total incurred losses and loss adjustment expenses for the 1999 second quarter increased to $37.1 million from $36.0 million for the comparable 1998 quarter. The loss and loss adjustment expense ratio decreased 2.0 percentage points from 76.3 percent in the 1998 second quarter to 74.3 percent for the second quarter
         of 1999.   Net weather-related catastrophe losses incurred
         by the Company during the second quarter of 1999 were estimated to be $6.6 million. Such claims largely resulted from an April hailstorm in Northern Indiana. For the comparable 1998 quarter, approximately $6.8 million in weather-related catastrophe losses were incurred by the Company. All commercial lines of business were profitable for the quarter, with commercial package and businessowners lines showing particular improvement compared with the second quarter of 1998.

         The Company's total of general operating, amortization, and interest expenses of $15.5 million for the 1999 second quarter increased slightly compared to the 1998 total of $15.1 million. Relative to earned premiums, general operating and amortization expenses represented 30.9 percent of earned premiums in the second quarter, an improvement from the 31.6 percent relationship for the second quarter of 1998. The Meridian Citizens personal lines processing was successfully integrated into the Company's Indianapolis headquarters early in the second quarter. The Meridian Citizens commercial lines will be similarly consolidated before year-end. These efforts are expected to save approximately $1.1 million of annualized facility, personnel and other costs beginning in 2000.


         Six Months
         For the six months ended June 30, 1999, the Company recorded net income of $2.9 million, or $0.40 per common share for both basic and diluted earnings. This compares to net income of $5.0 million, or $0.69 basic earnings per share and $0.68 diluted earnings per share for the corresponding 1998 period. Deterioration in the Company's loss and loss adjustment ratio to 75.4 percent in 1999 compared to 71.3 percent in 1998 was the primary factor in the decreased earnings. Realized gains on investments were $2.6 million, or $0.23 per basic and diluted share in 1999, compared to $3.2 million or $0.29 per basic share and $0.28 per diluted share, recorded for the same six month period of 1998.

         The Company's total revenues for the six months ended June 30, 1999 were $108.6 million compared to $107.0 million for the corresponding 1998 period. The Company's earned premium increased $2.5 million, or 2.7 percent compared to the same period of 1998. This included an increase of 7.3 percent in personal lines, a 3.1 percent increase in farm lines, offset by a 4.3 percent decrease in commercial lines. For the six months ended June 30, 1999, net written premiums increased 9.4 percent when compared to 1998's same period. The growth in written premiums was largely due to growth initiatives with the non-standard automobile product and sales to Sam's Club members through an arrangement with GROUPadvantage, along with modest commercial lines growth, with a slight decline in core personal and farm lines of business.

         Net investment income of approximately $8.2 million for the first six months of 1999 declined slightly in comparison to the same 1998 period, due to a slightly lower asset allocation to fixed maturity investments and a slightly higher allocation of investment expenses.

         The Company's total incurred losses and loss adjustment expenses for the six months of 1999 increased to $73.7 million from $70.0 million for the comparable 1998 period. The loss and loss adjustment expense ratio increased from
         71.3 percent in 1998 to 75.4 percent in 1999. Net weather-related catastrophe losses incurred by the Company during the first six months of 1999 were estimated to be approximately $9.8 million. Such claims largely resulted from January winter storms and the April hailstorm. For the comparable 1998 period, approximately $10.0 million in weather-related catastrophe losses were incurred by the Company. The catastrophe claims hurt the results of the property coverages in the homeowners, farmowners and commercial lines of business, while all casualty lines are profitable and performing well.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $30.9 million for the first six months of 1999 increased slightly compared to the 1998 total of $30.5 million. Relative to earned premiums, general operating and amortization expenses represented 31.3 percent of earned premiums through June 30, 1999, and improved somewhat over the 31.7 percent relationship for the first half of 1998.

         Effective January 1, 1999, the Company adopted SOP 97-03, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This resulted in a non-recurring charge of $0.3 million after tax, or $0.04 basic and diluted earnings per share, representing the cumulative effect of a change in accounting method.


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

         Since the inception of the project, the Company has made significant progress. Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000 such as the policy processing systems which required renewal processing as early as November 1, 1998. Extensive reprogramming now allows the internal policy processing systems to recognize the difference between the 20th and the 21st century. Updated policy processing systems have been in production and compliant since November 1997. During the third quarter of 1998, code remediation was also completed for the Meridian management reporting systems and front-end client server applications. The Meridian Citizens companies, which operate under a different platform, largely achieved Y2K compliance as certified by the outside services provider in August 1998 and have been in production since that time. Mainframe, front-end client server, and critical network programming have also been completed. The remediated policy processing systems have been tested and are processing policies with Y2K expiration dates. While no policies have been processed with a Y2K inception date, the Company has successfully tested such business in the Quality Assurance test environment. It is anticipated that testing will continue throughout 1999 to assure compliance. The remaining programming efforts for non-critical systems are targeted for completion in the third quarter of 1999. The Company is also evaluating the purchase of new Y2K compliant purchasing and fleet automobile tracking software to replace its current systems.

         During the fourth quarter of 1998, the Information Systems operations of the Meridian Citizens companies were moved to the Indianapolis home office location. This change allowed for certain cost savings and a more consistent application of programming discipline throughout the organization. Prior to the move, Y2K remediation efforts were completed by an outside vendor for the Meridian Citizens companies. While reviewing other processing issues, internal personnel discovered instances in which remediation efforts had not correctly been completed. These issues have been resolved when discovered. The manner in which these systems are constructed or designed does not provide for a test environment. Therefore, a more detailed analysis is being performed by a project team consisting of both internal and external resources. This extensive analysis will encompass applications which were previously understood to be compliant. These applications are being reviewed for date sensitive related code to determine that the Y2K remediation was completed correctly. Re-programming efforts, if required, will be performed to obtain Y2K compliance. This project is expected to take approximately 600 hours of work and cost approximately $25,000 which has been included in the Company's total cost estimates below. As a contingency, the Company does have the option to transfer related policy processing to the Meridian mainframe systems which have been fully tested and found compliant, should that be necessary.

         Costs for the Y2K remediation are anticipated to approximate $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996, $400,000 in 1997 and 1998, with an additional $300,000 expected for 1999. The Company was able to manage the cost of its Y2K effort because of the early start of the project and the overall approach of hiring additional internal resources as opposed to extensively utilizing outside programmers. Approximately 50 percent of the total costs relate to programming personnel. The remainder of these costs relate to the replacement of software applications, hardware costs, and outside consulting fees. Due to the complexity and importance of the Y2K project, the Company engaged independent consultants to review the planning and methods utilized within the project for all subsidiaries. The written report received for the independent consultants contained comments and suggestions which were implemented and incorporated into the final Y2K action plans. Y2K costs have been funded through operating revenues and represent less than 10 percent of the information systems annual budgets. Costs for the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees. At this time, Meridian Mutual and Meridian Security policy processing and management reporting systems have been remediated, tested by our Quality Assurance team and moved into full production. Actual policies have been issued which are affected by the Y2K issue.

         As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company has reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. During the first quarter the focus turned to applications such as E-mail and the automated underwriting system, as well as to the re-testing of applications that have been modified since the original Y2K testing. The automated underwriting systems have been remediated while conversion of products such as E-mail are currently underway. The Company's network management team is focusing on the replacement and installation of non-compliant software and hardware which is anticipated to be completed well before the end of this year. While these products help the Company to perform its tasks in the desired manner, they are not considered critical to the ability to process business and service customers. These additional tasks have been prioritized by assessing their overall benefit to the Company.

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

         The most critical suppliers are the utility companies. While the Company cannot be assured that these suppliers will be Y2K compliant, contact has been established. The Company currently has the same limited assurances as the general public. While the Company has utilized significant resources to secure its critical operating systems, there are no contingency plans for things which effect the general public such as electrical power, water, etc. Failure for these providers to perform Y2K compliance could be detrimental to company operations.

         Hardware and software vendors are required to provide certification of Y2K compliance for all products or services afforded to the enterprise. All vendor products purchased within the last two years have been certified and documented. In addition, testing has taken place for each product in a pseudo Y2K environment prior to moving to production. Any product already in production that failed the Y2K testing has been or will be removed from internal systems or will be upgraded to be compliant by September 1, 1999. The Company has also addressed the facilities Y2K issues by evaluating the HVAC, security systems, elevators, the automobile fleet, etc., to ascertain compliance and adjustments have been made as necessary. Third party vendors which have critical impact on the ability to process business are currently anticipated to be Y2K compliant. However, there can be no guarantee that the systems of agents or other third parties will be converted on a timely basis, or that a widespread failure to convert by others would not adversely affect the Company. It is not anticipated that non-critical third party vendors who may fail to be Y2K compliant will impact the Company's ability to complete necessary work processes.

         Contingency planning is underway by all management of the Information Systems Department. These plans include what activities will take place, what needs to be tested, and when the testing should occur. These plans encompass the necessary steps to verify the functionality and to validate the compliance of each system. Contingency planning includes the use of the Company's business resumption/disaster recovery "hot site" in Chicago. This hotsite has been tested and is prepared to run mainframe applications with very little lag time should all other contingencies fail. While these mainframe applications do not currently include the Meridian Citizens platforms, policies could be converted over to this application should the need arise. Testing performed at the hot site in April 1999 was successful. Additional testing at the hotsite is planned for October 1999. While the April testing validated individual systems, the October testing will encompass such issues as data connection between systems and all mainframe applications. The Company's Information Systems Department will meet with all departments during the fourth quarter to establish the minimum requirements needed to function should the need arise to activate the contingency plans.

         The Company is planning its year-end closing schedule to facilitate completing back-ups of data and running month-end processing cycles. There are plans in place to have key personnel in at work during the holiday weekend beginning December 31, 1999. Hardware, operating systems, support software, and data connections will be verified to insure a smooth transition into the year 2000. The first processing cycle of the year 2000 will be closely monitored and reviewed by the team.

         The Company does not issue insurance policies covering risks related to the Year 2000 issue. However, there can be no certainty regarding future judicial or legislative interpretations of coverage.

         No significant information technology projects having a material effect on the Company's financial position or results of operations have been deferred as a direct result of Y2K efforts.

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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   July  22, 1999           By:  /s/ Norma J. Oman
                                        Norma J. Oman, President
                                        and
                                        Chief Executive Officer

 DATE:    July 22, 1999            By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President,
                                        Chief Financial Officer and
                                        Treasurer



          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended June 30, 1999
                         Index to Exhibits



        Exhibit Number
  Assigned in Regulation S-K
          Item 601                       Description of Exhibit

           (3)                       3.01 Articles of Amendment to
                                          the Articles of Incorporation of
                                          Meridian Insurance Group, Inc.

          (27)                      27.01 Financial Data Schedule