Form 10-Q
period 1999-09-30
MERIDIAN INSURANCE GROUP INC
filed 1999-11-12
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.


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


               7,241,544 Common Shares at September 30, 1999


The Index of Exhibits is located at page 21 in the sequential numbering system.
Total pages: 21



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.



                 MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                as of September 30, 1999 and December 31, 1998


                                                 September 30,     December 31
                                                      1999            1998
                                                   (Unaudited)

                     ASSETS
Investments:
   Fixed maturities, available for sale at market
      (cost $234,719,000 and $234,632,000)      $   232,131,029 $   241,993,962
   Equity securities, at market
      (cost $52,706,000 and $48,338,000)             64,614,518      64,020,661
 Short-term investments, at cost, which
      approximates market                             5,093,051       6,431,482
 Other invested assets                                1,157,621       1,375,463
   Total investments                                302,996,219     313,821,568
Cash                                                    871,631         854,522
Premium receivable, net of bad debt allowance        10,679,758       5,625,470
Accrued investment income                             2,935,613       2,950,290
Deferred policy acquisition costs                    20,114,616      17,671,856
Goodwill                                             14,246,602      14,775,426
Reinsurance receivables                              36,130,928      41,803,624
Prepaid reinsurance premiums                          3,754,898       3,362,441
Due from Meridian Mutual Insurance Company            9,359,240       7,528,333
Other assets                                          3,950,048         463,990
   Total assets                                 $   405,039,553 $   408,857,520

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   148,343,924 $   154,252,671
Unearned premiums                                    91,320,719      81,223,095
Other post-employment benefits                        2,050,762       1,935,616
Bank loan payable                                     9,000,000      10,125,000
Payable for securities                                3,015,750       3,061,898
Reinsurance payables                                  9,596,083       9,811,976
Other liabilities                                     5,282,055       6,478,431
   Total liabilities                                268,609,293     266,888,687

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    issued 7,496,295 and 7,456,512; outstanding 7,241,544 and
    7,243,712 at September 30, 1999 and December 31, 1998,
    respectively (including 10% stock dividend issued
    on January 6, 1999, 658,493 shares)              44,793,300      44,336,679
 Treasury Shares, at cost; 254,751 and
    212,800 shares, respectively                     (4,005,791)     (3,277,781)
 Contributed capital                                 25,923,462      25,923,462
 Retained earnings                                   63,568,333      59,796,235
 Accumulated other comprehensive income               6,150,956      15,190,238
   Total shareholders' equity                       136,430,260     141,968,833
   Total liabilities and shareholders' equity   $   405,039,553 $   408,857,520


The accompanying notes are an integral part of the consolidated financial statements.


              MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
      for the three and nine months of September 30, 1999 and 1998
                              (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                      1999            1998            1999           1998

Premiums earned                                 $    50,891,817 $    47,286,104 $  148,562,929 $  142,407,598
Net investment income                                 4,023,052       4,225,102     12,262,807     12,834,040
Realized investment gains                             1,838,706       2,288,443      4,455,718      5,500,708
Other income (expense)                                  (37,784)         33,584         36,172         68,322
  Total revenues                                     56,715,791      53,833,233    165,317,626    160,810,668


Losses and loss adjustment expenses                  37,362,633      35,013,465    110,995,307    104,811,115
General operating expenses                            4,277,213       4,067,499     12,631,503     12,691,768
Amortization expenses                                11,653,519      10,596,595     33,909,757     32,148,493
Interest expenses                                       134,530         172,362        404,741        515,786
  Total expenses                                     53,427,895      49,849,921    157,941,308    150,167,162

Income before taxes and change
  in accounting method                                3,287,896       3,983,312      7,376,318     10,643,506

Income taxes (benefit):
  Current                                               704,000         722,000      1,354,000      1,846,000
  Deferred                                              (18,000)        321,000        216,000        846,000
     Total income taxes                                 686,000       1,043,000      1,570,000      2,692,000

Income before change in accounting
   method                                             2,601,896       2,940,312      5,806,318      7,951,506

Cumulative effect of change in
   accounting method, net of tax                              0               0       (293,700)             0

    Net Income                                  $     2,601,896 $     2,940,312 $    5,512,618 $    7,951,506

  Basic average shares outstanding                    7,243,846       7,307,178      7,249,760      7,302,089

  Weighted average shares outstanding                 7,324,720       7,397,512      7,333,647      7,388,642

Per share results:

   Basic earnings per share before
     change in accounting method                $          0.36 $          0.40 $         0.80 $         1.09
   Accounting change, net of tax, per share                0.00            0.00          (0.04)          0.00
   Basic earnings per share                     $          0.36 $          0.40 $         0.76 $         1.09

   Diluted earnings per share before
     change in accounting method                $          0.36 $          0.40 $         0.79 $         1.08
   Accounting change, net of tax, per share                0.00            0.00          (0.04)          0.00
   Diluted earnings per share                   $          0.36 $          0.40 $         0.75 $         1.08




The accompanying notes are an integral part of the consolidated financial statements.


                    MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                for the nine months ended September 30, 1999 and 1998
                                    (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings        Income         Income

Balance January 1, 1998                 $   44,110,416 $ (2,308,188)  $   15,058,327 $   60,684,448 $   14,349,232
Comprehensive income:
  Net income                                        --             --             --      7,951,506             -- $    7,951,506
  Other comprehensive
    income (loss), net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (2,161,617)    (2,161,617)
Comprehensive income                                --             --             --             --             -- $    5,789,889
Dividends ($0.21 per share)                         --             --             --     (1,594,126)            --
Issuance of 3,666 restricted
   common shares                                65,209             --             --             --             --
Exercise of stock options for 12,989
   common shares                               161,054             --             --             --             --
Balance at September 30, 1998           $   44,336,679 $   (2,308,188)$   15,058,327 $   67,041,828 $   12,187,615


Balance January 1, 1999                 $   44,336,679 $   (3,277,781)$   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --             --             --      5,512,618             -- $    5,512,618
  Other comprehensive
    income (loss), net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (9,039,282)    (9,039,282)
Comprehensive loss                                  --             --             --             --             -- $   (3,526,664)
Dividends ($0.24 per share)                         --             --             --     (1,740,520)            --
Repurchase of 41,951 common
   shares                                           --       (728,010)            --             --             --
Issuance of 3,104 restricted
   shares                                       57,618             --             --             --             --
Exercise of stock options for 36,389
   common shares                               393,439             --             --             --             --
Issuance of 290 common
  shares                                         5,564             --             --             --             --
Balance at September 30, 1999           $   44,793,300 $   (4,005,791)$   25,923,462 $   63,568,333 $    6,150,956


The accompanying notes are an integral part of the consolidated financial statements.



                    MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the nine months ended September 30, 1999 and 1998
                                     (Unaudited)

                                                                 September 30,
                                                                     1999            1998

Cash flows from operating activities:
   Net income                                                  $   5,512,618   $   7,951,506
   Reconciliation of net income to net cash
    provided by operating activities:
     Amortization                                                 33,909,757      32,148,493
     Deferred policy acquisition costs                           (35,913,353)    (31,967,587)
     Deferred income taxes                                           216,000         846,000
     Increase in unearned premiums                                10,097,624         271,366
     Decrease in losses and loss adjustment expenses              (5,908,747)     (3,892,887)
     Increase in premium receivables                              (5,054,287)       (473,428)
     Increase in amount due to Meridian Mutual Ins. Co.           (1,830,907)     (1,011,563)
     Decrease (increase) in reinsurance receivables                5,672,696      (1,591,419)
     Decrease (increase) in prepaid reinsurance premiums            (392,457)        388,408
     Decrease (increase) in other assets                            (747,313)      1,075,752
     Decrease in reinsurance payables                               (215,893)     (1,569,382)
     Increase (decrease) in accrued commissions and
       other expenses                                                320,002        (641,914)
     Increase (decrease) in payable for federal income taxes         379,000        (784,000)
     Increase (decrease) in other liabilities                        317,051      (1,109,474)
     Net realized investment gains                                (4,455,718)     (5,500,708)
     Issuance of restricted common stock                              57,618          65,209
     Issuance of common stock                                          5,564             ---
     Cumulative effect of change in accounting method                293,700             ---
     Other, net                                                     (837,427)        480,955
Net cash provided (used) by operating activities                   1,425,528      (5,314,673)

Cash flows from investing activities:
   Purchase of fixed maturities                                  (54,849,116)    (65,048,378)
   Proceeds from sale of fixed maturities                         38,000,779      58,950,677
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                          16,251,814      17,742,809
   Purchase of equity securities                                 (17,062,794)    (14,592,189)
   Proceeds from sale of equity securities                        18,122,621      13,860,639
   Net decrease (increase) in short-term investments               1,338,431      (1,124,996)
   Decrease in other invested assets                                  36,259         248,966
   Increase (decrease) in payable for securities                     (46,148)              5
Net cash provided by investing activities                          1,791,846      10,037,533

Cash flows from financing activities:
   Dividends paid                                                 (1,740,694)     (1,592,792)
   Repayment of bank loan                                         (1,125,000)       (875,000)
   Repurchase of common shares                                      (728,010)            ---
   Exercise of stock options                                         393,439         161,054
Net cash used in financing activities                             (3,200,265)     (2,306,738)

Increase in cash                                                      17,109       2,416,122
Cash at beginning of period                                          854,522       1,188,423
Cash at end of period                                          $     871,631   $   3,604,545


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1998. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company (formerly Citizens Fund Insurance Company) and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company (formerly Citizens Security Mutual Insurance Company), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended September 30, 1999 and 1998 total 74 percent.


2.  Reinsurance
   For the three and nine months ended September 30, 1999 and 1998, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                        Three Months Ended             Nine Months Ended
                           September 30,                   September 30,
                         1999           1998            1999            1998

Premiums written:
    Direct         $ 57,549,674   $  51,589,853   $ 170,023,414   $ 154,278,743
    Assumed             104,924          63,666         267,194         363,818
    Ceded            (4,244,036)     (4,132,568)    (12,022,512)    (12,292,446)
    Net            $ 53,410,562   $  47,520,951   $ 158,268,096   $ 142,350,115

Premiums earned:
    Direct         $ 54,956,223   $  51,425,210   $ 159,888,209   $ 154,630,567
    Assumed              98,619         101,999         304,775         469,631
    Ceded            (4,163,025)     (4,241,105)    (11,630,055)    (12,692,600)
    Net            $ 50,891,817   $  47,286,104   $ 148,562,929   $ 142,407,598

Losses and loss adjustment expenses:
    Direct         $ 38,968,685   $  38,293,655   $ 119,474,376   $ 119,504,386
    Assumed             315,405         654,436         120,887         753,747
    Ceded            (1,921,457)     (3,934,626)     (8,599,956)    (15,447,018)
    Net            $ 37,362,633   $  35,013,465   $ 110,995,307   $ 104,811,115



3.  Earnings Per Share
   The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three and nine month periods ended September 30, 1999 and 1998:


                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                  1999         1998         1999         1998

Basic earnings per share computation:
  Numerator (net income) before change
    in accounting method     $ 2,601,896  $ 2,940,312  $ 5,806,318  $ 7,951,506
  Denominator:
    Weighted average common
      shares outstanding       7,243,846    7,307,178    7,249,760    7,302,089
  Basic earnings per share
    before change in
    accounting method        $            $            $            $
  Cumulative effect of change
    in accounting method             ---          ---         (0.04)        ---
  Basic earnings per share   $      0.36  $      0.40  $      0.76  $      1.09

Diluted earnings per share computation:
  Numerator (net income) before change
    in accounting method     $ 2,601,896  $ 2,940,312  $ 5,806,318  $ 7,951,506
  Denominator:
    Weighted average common
      shares outstanding       7,243,846    7,307,178    7,249,760    7,302,089
    Stock options                 80,874       90,334       83,887       86,553
    Total shares               7,324,720    7,397,512    7,333,647    7,388,642
  Diluted earnings per share
    before change in
    accounting method        $      0.36  $      0.40  $      0.79  $      1.08
  Cumulative effect of change
    in accounting method             ---          ---         (0.04)        ---
  Diluted earnings per share $      0.36  $      0.40  $      0.75  $      1.08

The earnings per share information in the above table reflects a ten percent stock dividend declared on December 9, 1998, and issued on January 6, 1999.


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

     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended September 30, 1999 and 1998 consist of the following:


                                                         Nine Months Ended
                                                           September 30,
                                                         1999           1998

Unrealized holding gains (losses) before
   deferred income taxes                          $  (8,682,678) $   3,917,225
Deferred income tax (expense) or benefit              3,039,000     (1,372,000)
      Subtotal                                       (5,643,678)     2,545,225
Less:  Reclassification adjustment for
          realized gains                              5,223,604      7,243,842
       Income tax expense related to
          realized gains                             (1,828,000)    (2,537,000)
      Subtotal                                        3,395,604      4,706,842

Net unrealized gains (losses) on securities       $  (9,039,282) $  (2,161,617)




  5. Segment Information
     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting and displaying of business segments. SFAS No. 131 became effective for financial statements with fiscal years beginning after December 15, 1997.

     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the nine months ended September 30, 1999 and 1998. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


Nine Months Ended September 30, 1999
                                                                                     Segment       Non-segment
                                     Personal       Farmowners      Commercial        Total           Total           Total
Premiums earned                  $  87,727,512   $   8,356,442   $ 52,478,975   $ 148,562,929   $         ---   $ 148,562,929
Net investment income                7,241,279         689,765      4,331,763      12,262,807             ---      12,262,807
Net realized investment gains              ---             ---            ---             ---       4,455,718       4,455,718
Other income                               ---             ---            ---             ---          36,172          36,172
   Total revenues                   94,968,791       9,046,207     56,810,738     160,825,736       4,491,890     165,317,626

Loss and LAE                        69,577,909       7,034,975     34,382,423     110,995,307             ---     110,995,307
General operating expenses           6,743,567         749,494      5,138,442      12,631,503             ---      12,631,503
Interest expense                           ---             ---            ---             ---         404,741         404,741
Amortization expenses               18,103,367       2,012,045     13,794,345      33,909,757             ---      33,909,757
   Total expenses                   94,424,843       9,796,514     53,315,210     157,536,567         404,741     157,941,308

Income (loss) before taxes
   and accounting change               543,948        (750,307)     3,495,528       3,289,169       4,087,149       7,376,318
Income taxes (benefit)                 120,577        (166,320)       774,851         729,108         840,892       1,570,000

Income (loss) before
   accounting change                   423,371        (583,987)     2,720,677       2,560,061       3,246,257       5,806,318

Cumulative effect of change
   in accounting method,
   net of tax                              ---             ---       (293,700)       (293,700)            ---        (293,700)

   Net income (loss)             $     423,371   $    (583,987)  $  2,426,977   $   2,266,361   $   3,246,257   $   5,512,618



Nine Months Ended September 30, 1998

Premiums earned                  $  80,782,485   $   8,161,111   $ 53,464,002   $ 142,407,598   $         ---   $ 142,407,598
Net investment income                7,280,269         735,495      4,818,276      12,834,040             ---      12,834,040
Net realized investment gains              ---             ---            ---             ---       5,500,708       5,500,708
Other income                               ---             ---            ---             ---          68,322          68,322
   Total revenues                   88,062,754       8,896,606     58,282,278     155,241,638       5,569,030     160,810,668

Loss and LAE                        63,301,691       6,023,891     35,485,533     104,811,115             ---     104,811,115
General operating expenses           7,186,939         908,233      4,596,596      12,691,768             ---      12,691,768
Interest expense                           ---             ---            ---             ---         515,786         515,786
Amortization expenses               18,204,654       2,300,572     11,643,267      32,148,493             ---      32,148,493
   Total expenses                   88,693,284       9,232,696     51,725,396     149,651,376         515,786     150,167,162

Income (loss) before taxes
   and accounting change              (630,530)       (336,090)     6,556,882       5,590,262       5,053,244      10,643,506
Income taxes (benefit)                (159,477)        (85,005)     1,658,394       1,413,912       1,278,088       2,692,000

Income (loss) before
   accounting change                  (471,053)       (251,085)     4,898,488       4,176,350       3,775,156       7,951,506
Cumulative effect of change
   in accounting method,
   net of tax                              ---             ---            ---             ---             ---             ---

   Net income (loss)             $    (471,053)  $    (251,085)  $  4,898,488   $   4,176,350   $   3,775,156   $   7,951,506




As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:

                                        Nine Months Ended
                                           September 30,
                                       1999            1998

Personal Lines:
    Automobile                   $  67,050,892   $  59,095,417
    Homeowners                      18,710,637      19,610,202
    Other                            1,965,983       2,076,866
Total Personal Lines             $  87,727,512   $  80,782,485

Commercial Lines:
    Automobile                   $  13,617,703   $  13,283,462
    Workers Compensation            16,777,474      17,057,251
    Commercial Multi-Peril          18,659,508      19,786,311
    Other                            3,424,290       3,336,978
Total Commercial Lines           $  52,478,975   $  53,464,002

Farm Lines:
    Farmowners                       8,356,442       8,161,111
Total Farm Lines                 $   8,356,442   $   8,161,111

Total All Lines Combined         $ 148,562,929   $ 142,407,598




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



           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES


  Item 2:Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at September 30, 1999 were $405.0 million, a slight decrease from the December 31, 1998 total of $408.9 million. This change was largely due to a decrease in unrealized appreciation of the investment portfolio. The Company's unrealized appreciation on its fixed maturity portfolio declined by $10.0 million from $7.4 million of appreciation at December 31, 1998 to unrealized depreciation of $2.6 million at September 30, 1999. This resulted primarily from a rising interest rate environment. We estimate that a 100 point movement in interest rates would affect the Company's fixed maturity market values by around 4.5 percent. The effective duration of the Company's fixed maturity portfolio is approximately
         4.8 years. Net unrealized appreciation of equity securities decreased from $15.7 million at December 31, 1998 to $11.9 million at September 30, 1999.

         Total liabilities at September 30, 1999 of $268.6 million were slightly higher in comparison to the $266.9 million reported at December 31, 1998. The increase in total liabilities primarily resulted from an increase in the Company's unearned premium reserves of $10.1 million due to increased net written premium volume, principally in personal automobile product lines being generated through new growth initiatives. This increase was offset by decreases in several liabilities, the largest being a $5.9 million reduction in loss and loss adjustment expenses. Net of related reinsurance receivables, such reserves at both September 30, 1999 and December 31, 1998 slightly exceed $112 million.

         The Company's shareholders' equity at September 30, 1999 declined 3.9 percent to $136.4 million compared to the December 31, 1998 total of $142.0 million. The primary factor leading to this decrease was approximately $9.0 million net unrealized depreciation of investment securities, net of deferred income taxes. The Company's book value per share at September 30, 1999 was $18.84, compared with $19.60 at year-end 1998.


         Results of Operations

         Quarter
         For the three months ended September 30, 1999, the Company recorded net income of $2.6 million, or $0.36 per common share for both basic and diluted earnings. This compares to net income of $2.9 million, or $0.40 earnings per share for both basic and diluted earnings for the corresponding 1998 period. Net income was lower primarily because of a reduction in realized investment gains quarter to quarter. Quarterly earnings per share included operating earnings of $0.20 for both 1999 and 1998. Third quarter net realized investment gains were $0.16 in 1999 compared with $0.20 in the third quarter of 1998. The Company's statutory combined ratio for the 1999 third quarter improved slightly to approximately 103.9 percent from the 1998 third quarter.

         The Company's total revenues for the 1999 third quarter were $56.7 million compared to $53.8 million for the corresponding 1998 period. The Company had a 7.6 percent, or $3.6 million, increase in earned premiums compared to the same quarter of 1998. For the three months ended September 30, 1999, net written premiums increased 12.3 percent when compared to 1998's third quarter. The growth in written premiums was largely generated by growth initiatives in the non-standard automobile product and sales of personal automobile coverage to Sam's Club members through an arrangement with GROUPadvantage. Favorable trends were also experienced in sales of commercial lines products, particularly through associations, a market niche for Meridian. Written premiums for core personal lines of business, excluding non-standard auto and Sam's Club production, declined approximately 3.5 percent. The Company is implementing an action plan designed to stimulate new standard and preferred personal automobile business.

         Net investment income of approximately $4.0 million for the 1999 third quarter declined in comparison to $4.2 million for the same 1998 period. This decline is attributable to a number of factors, including slight reductions in yield and in the average balance of fixed maturity investments held during the quarter. For the quarter ended September 30, 1999, the Company realized net gains on the sale of investments of approximately $1.8 million, or $0.16 per share after tax, compared to approximately $2.3 million or $0.20 per share after tax for the third quarter of 1998.
         The 1999 realized gains largely resulted from the sale of five common stocks. Included in the net realized gains were approximately $0.2 million in losses on bond sales. The sale strategy was to sell lower yielding, shorter duration securities, which allowed reinvestment into sectors offering more attractive yields and spreads. The 1998 third quarter gains resulted from the sale of certain equity securities, as well as from certain municipal bond sales motivated by tax planning strategies.

         The Company's total incurred losses and loss adjustment expenses for the 1999 third quarter increased to $37.4 million from $35.0 million for the comparable 1998 quarter. The loss and loss adjustment expense ratio improved slightly to 73.4 in the 1999 third quarter compared to approximately
         74.0 percent for the third quarter of 1998. Personal auto, the Company's largest line of business at nearly 45 percent of earned premiums, remained profitable during the quarter. However, the loss ratio did increase approximately two percentage points, somewhat consistent with industry trends.

         The Company's total of general operating, amortization, and interest expenses of $16.1 million for the 1999 third quarter increased 8.3 percent compared to the 1998 total of $14.8 million. Relative to earned premiums, general operating and amortization expenses remained relatively stable for the quarter, representing approximately 31 percent of earned premiums.


         Nine Months
         For the nine months ended September 30, 1999, the Company recorded net income of $5.5 million, or $0.76 basic earnings per share and $0.75 diluted earnings per share. This compares to net income of $8.0 million, or $1.09 basic earnings per share and $1.08 diluted earnings per share for the corresponding 1998 period. Deterioration in the Company's loss and loss adjustment ratio to 74.7 percent in 1999 compared to 73.6 percent in 1998 was the primary factor in the decreased earnings. Realized gains on investments were $4.5 million, or $0.40 basic earnings per share and $0.39 diluted earnings per share, net of tax in 1999, compared to $5.5 million or $0.49 per basic share and $0.48 per diluted share, net of tax recorded for the same nine month period of 1998. The Company's statutory combined ratio for the nine months ended September 30, 1999 increased slightly to 104.7 percent compared to 104.3 percent for the same period in 1998.

         The Company's total revenues for the nine months ended
         September 30, 1999 were $165.3 million compared to $160.8 million for the corresponding 1998 period. The Company's earned premium increased $6.2 million, or 4.3 percent compared to the same period of 1998. For the nine months ended September 30, 1999, net written premiums increased 10.7 percent when compared to 1998's same period.
         The growth in written premiums was largely due to growth initiatives with the non-standard automobile product and sales to Sam's Club members through an arrangement with GROUPadvantage. Exclusive of such growth initiatives, core personal lines of business declined over 3.0 percent, while commercial lines of business grew over 5.0 percent.

         Net investment income of approximately $12.3 million for the first nine months of 1999 declined slightly in comparison to the same 1998 period, due to a slightly lower asset allocation to fixed maturity investments and a slightly higher allocation of investment expenses.

         The Company's total incurred losses and loss adjustment expenses for the nine months of 1999 increased to $111.0 million from $104.8 million for the comparable 1998 period. The loss and loss adjustment expense ratio increased from
         73.6 percent in 1998 to 74.7 percent in 1999. Net weather-related catastrophe losses incurred by the Company during the first nine months of 1999 were estimated to be approximately $14.1 million. Such claims largely resulted from January winter storms in the Midwest and an April hailstorm in Northern Indiana. For the comparable 1998 period, approximately $13.0 million in weather-related catastrophe losses were incurred by the Company. The catastrophe claims hurt the results of the property coverages in the homeowners, farmowners and commercial lines of business, while all casualty lines are profitable and performing well.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $46.9 million for the first nine months of 1999 increased slightly compared to the 1998 total of $45.4 million. Relative to earned premiums, general operating and amortization expenses represented 31.6 percent of earned premiums through September 30, 1999, and improved slightly over the 31.9 percent relationship for the first three quarters of 1998. The Meridian Citizens personal lines processing was successfully integrated into the Company's Indianapolis headquarters during the second quarter of 1999, with commercial lines integration to be completed before year-end. These efforts are expected to save approximately $1.1 million of annualized facility, personnel and other costs beginning in 2000.

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

         Since the inception of the project, the Company has made significant progress. Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000 such as the policy processing systems which required renewal processing as early as November 1, 1998. Extensive reprogramming now allows the internal policy processing systems to recognize the difference between the 20th and the 21st century. Updated policy processing systems have been in production and compliant since November 1997. During the third quarter of 1998, code remediation was also completed for the Meridian management reporting systems and front-end client server applications. The Meridian Citizens companies, which operate under a different platform, largely achieved Y2K compliance as certified by the outside services provider in August 1998 and have been in production since that time. Mainframe, front-end client server, and critical network programming have also been completed. The remediated policy processing systems have been tested and are processing policies with Y2K expiration dates. It is anticipated that testing will continue throughout the remainder of 1999 to assure compliance. The remaining programming efforts for non-critical systems are now expected to be completed in the fourth quarter of 1999.

         During the fourth quarter of 1998, the Information Systems operations of the Meridian Citizens companies were moved to the Indianapolis home office location. This change allowed for certain cost savings and a more consistent application of programming discipline throughout the organization.
         Prior to the move, Y2K remediation efforts were completed by an outside vendor for the Meridian Citizens companies.
         While reviewing other processing issues, internal personnel discovered instances in which remediation efforts had not correctly been completed. These issues have been resolved when discovered. The manner in which these systems are constructed or designed does not provide for a test environment. Therefore, a more detailed analysis has been performed by a project team consisting of both internal and external resources. This extensive analysis encompassed applications which were previously understood to be compliant. These applications were reviewed for date sensitive related code to determine that the Y2K remediation was completed correctly. Re-programming efforts, as required, have been performed to obtain Y2K compliance.
         This project is expected to be completed by early in the fourth quarter and its costs have been included in the Company's total cost estimates below. As a contingency, the Company does have the option to transfer related policy processing to the Meridian mainframe systems which have been fully tested and found compliant, should that be necessary.

         Costs for the Y2K remediation are anticipated to approximate $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996, $400,000 in 1997 and 1998, with an additional $300,000 expected for 1999, including $50,000 during the fourth quarter. The Company was able to manage the cost of its Y2K effort because of the early start of the project and the overall approach of hiring additional internal resources as opposed to extensively utilizing outside programmers. Approximately 50 percent of the total costs relate to programming personnel. The remainder of these costs relate to the replacement of software applications, hardware costs, and outside consulting fees. Due to the complexity and importance of the Y2K project, the Company engaged independent consultants to review the planning and methods utilized within the project for all subsidiaries. The written report received from the independent consultants contained comments and suggestions which were implemented and incorporated into the final Y2K action plans. Y2K costs have been funded through operating revenues and represent less than 10 percent of the information systems annual budgets. Costs for the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees. At this time, Meridian Mutual and Meridian Security policy processing and management reporting systems have been remediated, tested by our Quality Assurance team and moved into full production. Actual policies have been issued which are affected by the Y2K issue.

         As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company has reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. Hardware and software vendors are required to provide certification of Y2K compliance for all products or services afforded to the enterprise. All vendor products purchased within the last two years have been certified and documented. In addition, testing has taken place for each product in a pseudo Y2K environment prior to moving to production. Early this year the focus turned to applications such as E-mail and the automated underwriting system, as well as to the re-testing of applications that have been modified since the original Y2K testing. The automated underwriting systems have been remediated, while E-mail has been replaced with a Y2K compliant product. The Company's network management team is focusing on the replacement and installation of non-compliant software and hardware which is anticipated to be completed well before the end of this year. This includes purchasing software, fleet automobile software, and a timekeeping system. While these products help the Company to perform its tasks in the desired manner, they are not considered critical to the ability to process business and service customers. These additional tasks have been prioritized by assessing their overall benefit to the Company and manual procedures are in place should they be necessary.

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

         The most critical suppliers are the utility companies.
         While the Company cannot be assured that these suppliers will be Y2K compliant, contact has been established. The Company currently has the same limited assurances as the general public. While the Company has utilized significant resources to secure its critical operating systems, there are no contingency plans for things which effect the general public such as electrical power, water, etc. Failure for these providers to perform Y2K compliance could be detrimental to company operations. The Company's computers are on a UPS, or uninterrupted power source. This allows, should the electricity fail, the Company approximately 30 minutes to perform controlled shut down procedures. The Company has also addressed the facilities Y2K issues by evaluating the HVAC, security systems, elevators, the automobile fleet, etc., to ascertain compliance and adjustments have been made as necessary. Third party vendors which have critical impact on the ability to process business are currently anticipated to be Y2K compliant. However, there can be no guarantee that the systems of agents or other third parties will be converted on a timely basis, or that a widespread failure to convert by others would not adversely affect the Company. It is not anticipated that non-critical third party vendors who may fail to be Y2K compliant will impact the Company's ability to complete necessary work processes.

         Contingency planning is continuing by all management of the Information Systems Department. These plans are being modified and include what activities will take place, what will be tested, and when the testing will occur. These plans encompass the necessary steps to verify the functionality and to validate the compliance of each system. Contingency planning includes the use of the Company's business resumption/disaster recovery "hot site" in Chicago.
         This hotsite has been tested and is prepared to run mainframe applications with very little lag time should all other contingencies fail. While these mainframe applications do not currently include the Meridian Citizens platforms, policies could be converted over to this application should the need arise. Testing performed at the hot site in April 1999 and October 1999 was successful.
         While the April testing validated individual systems, the October testing encompassed such issues as data connection between systems and all mainframe applications. The
         Company's Information Systems Department will meet with all departments during the fourth quarter to establish the minimum requirements needed to function should the need arise to activate the contingency plans.

         The Company is planning its year-end closing schedule to facilitate completing back-ups of data and running month-end processing cycles. There are plans in place to have key personnel at work during the holiday weekend beginning December 31, 1999. Hardware, operating systems, support software, and data connections will be verified to insure a smooth transition into the year 2000. The first processing cycle of the year 2000 will be closely monitored and reviewed by the team.

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

         Statements in this Form 10-Q that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. Risk factors include the ability of the Company, suppliers, and agency representatives to handle the Y2K computer issue; variation in catastrophe losses due to changes in weather patterns or other natural causes; changes in insurance regulations, litigation or legislation that may affect the Company; and economic conditions or market changes affecting pricing or demand for insurance products or the ability to generate investment income. Growth and profitability have been and may be affected by these and other factors.




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



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   October 25, 1999         By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:    October 25, 1999        By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker,
                                        Vice President, Chief Financial
                                        Officer and Treasurer



          MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             FORM 10-Q
              For the quarter ended September 30, 1999
                         Index to Exhibits



     Exhibit Number
Assigned in Regulation S-K
       Item 601                          Description of Exhibit


          (27)                      27.01 Financial Data Schedule