Form 10-K
period 1999-12-31
MERIDIAN INSURANCE GROUP INC
filed 2000-03-28
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

(Mark one)
( X )Annual Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2000.

(   )Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from________ to_________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 10, 2000, based on the closing sales price, was $97,089,409.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
7,925,666 Common Shares at March 10, 2000.

The Index of Exhibits is located at page 53 in the sequential numbering system. Total number of pages, including cover page: 212



                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                           Parts of Form 10-K into Which
        Identity of Document                 Document is Incorporated

        Definitive Proxy Statement                  Part III
        with respect to the 2000
        Annual Meeting of Shareholders
        of Registrant



                    MERIDIAN INSURANCE GROUP, INC.
                      ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 1999


        PART I                                                    PAGE

ITEM 1. BUSINESS                                                   4

ITEM 2. PROPERTIES                                                15

ITEM 3. LEGAL PROCEEDINGS                                         15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15


        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                                       16

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                      17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                       18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                       48


        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       49

ITEM 11. EXECUTIVE COMPENSATION                                   49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                           49

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           49


        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                      50



                                PART I


ITEM 1:  BUSINESS

General
Meridian Insurance Group, Inc. ("the Company"), is a holding company principally engaged in the property and casualty insurance business through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Meridian Citizens Security Insurance Company ("Meridian Citizens Security"), and Insurance Company of Ohio ("ICO"). The Company also owns a small service support company, Meridian Service Corporation, whose results of operations are insignificant to the total operations of the Company.

Approximately 48.1 percent of the Company's outstanding common shares are owned by Meridian Mutual Insurance Company ("Meridian Mutual"), a mutual property and casualty insurance company headquartered in Indianapolis, Indiana. Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual") are parties to a reinsurance pooling agreement ("pooling agreement") under which business written is shared by the companies on the basis of their percentage participation defined in the pooling agreement. Effective July 1, 1998, the pooling arrangement was amended to include business solicited through direct response marketing as well as the non-standard automobile product introduced during 1998, effectively pooling all business written by the insurance companies.

Collectively, the insurance companies participating in this reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal, non-standard and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written primarily through nearly 1,400 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, and Wisconsin.

Relationships with Meridian Mutual and Meridian Citizens Mutual
All of the Company's corporate officers are officers of Meridian Mutual and five of the eight members that constitute the Company's Board of Directors are also directors of Meridian Mutual. Each of the six members of the directors and officers of Meridian Citizens Mutual are corporate officers of the Company. Effective January 1, 1997, the Company became the employer for all of the employees of Meridian Mutual and Meridian Citizens Mutual and the related employee benefit plans were merged into the Company's plans. Prior to January 1, 1997, the Company had no employees and was dependent upon Meridian Mutual and Meridian Citizens Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Underwriting expenses are shared under the pooling agreement between each entity in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual, Meridian Citizens Mutual or the Company are paid by the company to which the expense is attributable. All other operating expenses relating to the business of each company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

Pooling Agreement
The pooling agreement currently covers all of the property and casualty insurance written by Meridian Mutual, Meridian Citizens Mutual, Meridian Security, Meridian Citizens Security, and ICO. Under the pooling agreement, premiums, losses, loss adjustment expenses and other underwriting and administrative expenses of each company are shared in accordance with the participation percentages established under the pooling agreement. The participation percentages of the Company's insurance subsidiaries total 74 percent.

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

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security, Meridian Citizens Security, ICO or Meridian Citizens Mutual and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company or the policyholders of any of the parties. In the event of a termination of the pooling agreement, the terminating party or parties would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to the terminating party the liabilities ceded to it by the terminating party, and each party would receive assets from the other in an amount equal to the amount of the policy liabilities received. If the pooling agreement had been terminated at December 31, 1999, approximately 16% of the assets and liabilities subject to the pooling agreement would have been transferred to the Company's insurance subsidiaries. The Company would continue to own all of the outstanding common shares of Meridian Security, Meridian Citizens Security and ICO. The Company would maintain the employee force but would have reduced sales operations through a smaller independent agency force.

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


Operations
The Company, Meridian Mutual and Meridian Citizens Mutual's operating territory has expanded geographically into several additional states in recent years. During 1999, certain of the Meridian companies were granted licenses in the states of Arizona, Georgia, Kansas, Maryland, Missouri, North Dakota, South Dakota, and Washington. Additional state expansion, including Florida, Oregon, Utah, and Washington D.C. is planned for 2000. This geographic expansion enables the Company to spread its risk across a larger region. The Company has achieved certain economies of scale by consolidating functions within its operations. During 1998, the Meridian Citizens information systems, as well as two Meridian Mutual regional claim offices, were consolidated into the Indianapolis operation. During 1999, the personal and commercial lines processing of the Meridian Citizens' companies was integrated into Indianapolis and the Red Wing, Minnesota office was closed.

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

Over the last several years, the Company has continued efforts to reduce the loss ratio by implementing underwriting programs related to proper risk selection. The Company also continues to monitor rate adequacy and agency profitability, taking action where appropriate. The Company's 1999 statutory combined ratio of 105.4 percent was a 2.5 percentage point increase from the 102.9 combined ratio reported in 1998. The increase was attributed to an increased loss ratio. Weather-related catastrophe claims added over seven percentage points to the ratios in both 1999 and 1998. The Company continues to focus on reducing per-unit costs and other expenses in order to improve its loss adjustment and underwriting expense ratios through increased automation and expense consolidation. In recent years, the installation of the automated personal lines underwriting system has enabled the majority of applications to be processed by computers via pre-set standards. Human intervention is only necessary when an application falls outside of specified parameters. This allows the Company to process a larger volume of business without proportionally expanding the size of the underwriting staff, thereby reducing per-unit costs. The Company currently issues most personal automobile and homeowners policies via the automated underwriting system.

Products and Marketing
Meridian writes a broad line of property and casualty insurance including personal, non-standard, and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Meridian recently began to offer personal automobile products through direct response marketing in the states of Washington and Virginia. Meridian markets most of its insurance through independent insurance agents. Development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. The Meridian agency network numbers nearly 1,400 independent insurance agencies spread throughout 15 states. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 1 percent of the total written premium. Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business will be rehabilitated or may be terminated by Meridian, subject to compliance with applicable state laws.

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

Meridian utilizes agency interface automation. Additionally, the company has an automated personal lines underwriting system which processes a majority of personal lines new business. Lower operating costs and strict adherence to underwriting guidelines will allow Meridian to be competitive and grow in the personal lines marketplace. By emphasizing and targeting select lines of business, Meridian believes moderate growth in personal lines business is achievable without significantly increasing risk exposure.

During 1998, Meridian launched a growth initiative by entering into a marketing and sales arrangement with GROUPadvantage. This arrangement makes Meridian's personal lines products available through franchised independent agencies to Sam's Club members in certain states. (GROUPadvantage is a registered service mark of Consumer Insurance Services of America "CISA" and is used under license from CISA.) During late 1998, Meridian began to market personal lines products to members of Sam's Club in Illinois and Michigan, with Missouri, Ohio, and Pennsylvania added in 1999.

Meridian has identified several segments of its commercial lines markets in which management believes Meridian can compete effectively. Meridian has and will continue to focus on mid-sized accounts in the $15,000 to $50,000 range of annual premium volume. Meridian also writes commercial business through association programs. Over 35 associations have endorsed Meridian for their insurance program. Association business is desired in agricultural, contractor, appliance dealer, cosmetologist, veterinary, optometry, and funeral home associations, as well as certain other classes of business.

Meridian's farm strategy emphasizes penetration into existing markets. Meridian targets medium to large farms which meet the Company's underwriting guidelines. Management believes Meridian enjoys a competitive advantage in the farmowners market because of its years of experience, regional focus and the fact that some national insurers have vacated this market.

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

                                                  Year Ended December 31,
                                     1999       1998       1997       1996       1995

Net Premiums Written
Personal lines:
   Automobile                    $   96,009 $   81,219 $   78,270 $   68,219 $   59,444
   Homeowners                        24,348     24,260     28,051     21,964     19,526
   Other                              2,518      2,544      2,901      4,819      2,178
    Total personal lines            122,875    108,023    109,222     95,002     81,148

Farmowners                           10,955     10,961     10,826      9,417      8,775

Commercial lines:
   Automobile                        19,584     17,514     18,229     14,343     13,107
   Workers' compensation             24,043     22,326     23,901     23,380     22,438
   Commercial multi-peril            24,420     24,934     27,766     23,453     19,509
   Other                              4,789      4,313      4,575      3,600      3,764
    Total commercial lines           72,836     69,087     74,471     64,776     58,819
    Total net premium written    $  206,666 $  188,071 $  194,519 $  169,195 $  148,742

Net Underwriting Loss            $  (13,047)$   (5,099)$  (13,726)$  (13,868)$   (1,610)

Loss and Loss Adjustment Expense Ratio
Personal lines:
   Automobile                         74.8%      69.3%      78.8%      75.0%      75.0%
   Homeowners                         95.4      101.7      104.1      110.7       81.2
   Other                              55.0       43.2       60.9       63.0       34.0
    Total personal lines              78.6%      76.3%      84.5%      83.2%      75.5%

Farmowners                            82.3%      73.4%      59.4%      95.0%      68.6%

Commercial lines:
   Automobile                         69.2%      84.0%      86.1%      77.5%      89.1%
   Workers' compensation              58.5       45.4       52.8       54.2       58.6
   Commercial multi-peril             81.6       72.6       75.0       85.5       45.8
   Other                              49.3       38.1       46.1       36.9       47.1
    Total commercial lines            68.7%      64.7%      68.3%      68.7%      60.5%
    Total loss & LAE ratio            75.3%      71.8%      76.8%      78.0%      69.2%

Expense Ratio                         30.1%      31.1%      30.3%      30.0%      31.0%

Combined Ratio                       105.4%     102.9%     107.1%     108.0%     100.2%


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

Meridian also establishes reserves for claims which have been incurred but which have not been reported, utilizing statistical models based on historical experience. Reserves established pursuant to the statistical models also are designed to correct historical deficiencies or redundancies in the reserves established on an average or a case-by-case basis. Meridian consults periodically with independent actuaries concerning the adequacy of reserves.

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


                                          Year Ended December 31,
                                          1999       1998       1997


Balance at beginning of period        $ 154,253    169,802    161,309
Less reinsurance recoverables            41,804     48,873     41,819
Net balance at beginning of period      112,449    120,929    119,490

Incurred related to:
   Current year                         157,072    145,328    165,577
   Prior years                           (6,854)    (8,708)   (16,358)
      Total incurred                    150,218    136,620    149,219

Paid related to:
   Current year                          99,472     93,792     97,448
   Prior years                           51,291     51,308     50,332
      Total paid                        150,763    145,100    147,780

Net balance at end of period            111,904    112,449    120,929
Plus reinsurance recoverables            34,058     41,804     48,873
Balance at end of period              $ 145,962  $ 154,253  $ 169,802


The reconciliations for 1999, 1998, and 1997 show approximately $6.9 million, $8.7 million, and $16.4 million reductions, respectively in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in prior accident years for the Company's personal automobile liability, workers' compensation lines and commercial multiple-peril lines of business were the primary factors in the reductions.

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

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 1999 but incurred in 1992 is included in the cumulative redundancy amount for each of the years from 1992 through 1998. The table does not present accident or policy-year development data. The Company's share of pooled losses increased from 62 percent as of April 1, 1987, to the current level of 74 percent on May 1, 1993. In 1996, the Company acquired approximately $20.7 million in loss and loss adjustment expense reserves from the acquisition of Meridian Citizens Security and ICO. Additionally, payments received on the acquired reserves since the acquisition were spread out over the ten years based on the accident year in which the original acquired reserve was established. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.


                                                       Year Ended December 31,
                          1999     1998     1997     1996     1995    1994    1993    1992    1991    1990    1989

Net reserves for losses
   & loss adjustment
   expenses              $111,904 $112,449 $120,929 $119,490 $92,373 $91,940 $89,630 $72,006 $68,102 $64,742 $62,281

Cumulative paid as
   a percent of year-
   end reserves:
     One year later                  45.6%    42.4%    42.1%   40.7%   39.0%   40.7%   29.0%   42.4%   46.6%   46.1%
     Two years later                          59.6%    61.1%   65.4%   59.0%   59.0%   51.7%   55.0%   68.5%   68.9%
     Three years later                                 70.1%   78.1%   70.9%   68.9%   62.6%   67.5%   74.7%   81.3%
     Four years later                                          85.0%   76.1%   74.6%   67.8%   74.9%   81.6%   84.1%
     Five years later                                                  79.9%   77.5%   71.3%   77.4%   85.7%   88.0%
     Six years later                                                           79.2%   73.7%   79.9%   87.5%   90.1%
     Seven years later                                                                 75.2%   81.4%   88.9%   91.8%
     Eight years later                                                                         82.4%   89.7%   93.0%
     Nine years later                                                                                  90.6%   93.6%
     Ten years later                                                                                           94.2%

Reserves re-estimated
   as a percent of
   year-end reserves:
     One year later                  94.4%    93.3%    91.1%   94.6%   92.9%   92.3%   93.6%   97.5%  103.2%   99.7%
     Two years later                          88.0%    90.8%  103.4%   94.9%   89.0%   84.6%   93.0%   99.0%  100.7%
     Three years later                                 88.4%  101.9%   93.1%   89.2%   83.3%   89.0%   97.9%   99.2%
     Four years later                                         101.4%   91.1%   89.2%   83.6%   89.3%   95.3%   99.3%
     Five years later                                                  91.0%   87.6%   83.8%   89.2%   96.3%   97.9%
     Six years later                                                           87.3%   83.0%   89.7%   95.4%   98.4%
     Seven years later                                                                 82.8%   89.3%   96.5%   97.9%
     Eight years later                                                                         88.9%   96.5%   99.5%
     Nine years later                                                                                  96.5%   99.9%
     Ten years later                                                                                           99.8%

Redundancy (deficiency)               5.6%    12.0%    11.6%   -1.4%    9.0%   12.7%   17.2%   11.1%    3.5%    0.2%


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

The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverages under those contracts applied to all risks written by each of the companies. Treaty reinsurance coverage was purchased to cover property and liability exposures in excess of $200,000 and $400,000, respectively, up to the limits set forth in the individual treaty. In 1998, the retention was $200,000 for property and $350,000 for liability. Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $108,000,000. Another catastrophe reinsurance treaty provided coverage for 95 percent of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles, up to the contractual limits.

As of December 31, 1999, the Company had approximately $34.1 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $19.8 million was recoverable from Employers Reinsurance Corporation and approximately $12.4 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of the reinsurance contracts are negotiated annually. If the relationships were to be terminated with the current reinsurers, management believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

Meridian assumes a limited amount of reinsurance from third parties. This business accounted for less than one percent of net premiums written in 1999.

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

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 1999 and 1998 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair market value. The Company invests in both taxable and tax-exempt securities as part of its investment strategy. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 29.0 percent and 17.9 percent of the total fixed maturity portfolio at December 31, 1999 and 1998, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 10.8 percent and 9.2 percent of the total fixed maturity portfolio of the Company at December 31, 1999 and 1998, respectively.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $39.8 million and $44.9 million at December 31, 1999 and 1998, respectively. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the number of early calls and prepayments, the estimated weighted average duration of the fixed maturity portfolio is approximately 4.9 years.

The Company, as approved by the Finance and Investment Committee, has increased its equity security holdings over the past four years. Equity securities primarily consist of common stocks and had a fair market value of $69.0 million and $64.0 million at December 31, 1999 and 1998, respectively. Equity securities accounted for 23.1 percent and 20.4 percent of the total investment portfolio at December 31, 1999 and 1998, respectively.

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

Meridian Mutual and Meridian Security are admitted as insurers in the states of Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, Washington, and Wisconsin. Meridian Security is also licensed to write insurance in Arizona. Meridian Citizens Security and Meridian Citizens Mutual hold licenses to write in Arizona, Iowa, Maryland, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin. Meridian Citizens Mutual is also licensed to write insurance in Illinois, Indiana, Kansas, Kentucky, Michigan, Pennsylvania, Tennessee, and Washington. ICO is admitted as an insurer in the state of Ohio. Under insolvency or guaranty laws in the states in which the above companies operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a specified percentage of the annual direct premiums written by the company in the state in question with respect to the affected lines of business. Additionally, the companies are required to participate in various mandatory pools or underwriting associations.

The Company is subject to statutes governing insurance holding companies. Typically, such statutes require the Company to file information periodically concerning its capital structure, ownership, financial condition, and material transactions between the Company and its insurance subsidiaries not in the ordinary course of business.
The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of the states in which they do business, and the payment of dividends by the insurance subsidiaries to the Company is subject to certain limitations. (See
Note 13 of Notes to Consolidated Financial Statements.) Certain transactions between the Company and its insurance subsidiaries including changes in the terms of the pooling agreement and certain loan transactions, if any, may be effected only upon prior approval thereof by state regulatory authorities in the insurance company's state of domicile. Certain transactions deemed to constitute a "change in control" of the Company, including a party's purchase of 10 percent or more of the outstanding common shares, are all subject to approval by state regulatory authorities.

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

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded.

The Indiana, Ohio, and Minnesota Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Company has not yet estimated the potential effect of the Codification guidance on statutory surplus.

Competition
The property and casualty insurance industry is highly competitive. Price competition has been particularly intense during recent years and is expected to continue for the foreseeable future. Meridian Mutual, Meridian Security, Meridian Citizens Mutual, and Meridian Citizens Security all compete with other property and casualty insurers, both in the recruitment and retention of qualified agents and in the sale of insurance products to consumers. The Company believes the principal competitive factors in its markets to be service to agents and policyholders and price. Success in recruiting and retaining agents is dependent upon the administrative support provided to agents, commission rates, and the ability of the insurer to provide products that meet the needs of the agent and the agent's customers.

In selling its insurance products, Meridian Mutual, Meridian Security, Meridian Citizens Mutual, and Meridian Citizens Security compete with other insurers writing through independent agents (including insurers represented by the independent agents who represent Meridian), with insurers having their own agency organizations and with direct sellers of insurance products. There are numerous companies competing for business in the geographic areas in which the Company, Meridian Mutual and Meridian Citizens Mutual operate. No single company dominates the marketplace, but many of Meridian's competitors have more established national reputations and substantially greater financial resources and market share.

Employees
In 1997, the Company became the employer of all employees that were formerly employed by Meridian Mutual and Meridian Citizens Mutual. This transfer allows for more freedom in compensation planning, such as flexibility in the use of the Company's common stock as compensation, and improves internal efficiencies by combining employee benefit plans. Prior to the change, the Company had no employees and relied upon Meridian Mutual and Meridian Citizens Mutual to provide all management and administrative services required by the Company. The Company employs approximately 600 people and believes that its relationship with its employees is satisfactory.

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


ITEM 2:  PROPERTIES

The headquarters building of the Company is owned by Meridian Mutual and is located near downtown Indianapolis, Indiana. The building is a multi-level structure containing approximately 205,000 square feet of office space. Expansion efforts completed in 1995, have allowed the Company and Meridian Mutual to consolidate the two Indianapolis satellite offices, two regional claim offices, and the Meridian Citizens Mutual operation previously in Red Wing, Minnesota into the home office facility.


ITEM 3:  LEGAL PROCEEDINGS

The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of their business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.

A civil lawsuit was filed on July 23, 1999, by an insured alleging the failure of the Company to pay the full collision loss as required by the automobile insurance policy. The plaintiff's complaint asked the court to certify a class of plaintiffs comprised of the Company's insureds in Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, and Wisconsin who had submitted a claim for damages to an insured automobile for collision or other than collision coverages from August 15, 1993, forward. Management intends to vigorously defend this claim and filed a Motion to Dismiss the plaintiff's complaint. The Company's Motion to Dismiss was granted on March 6, 2000.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.



                               PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

Market Information
The Company's common stock has traded on the NASDAQ Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of March 10, 2000, approximately
48.1 percent of the common stock was owned by Meridian Mutual and the balance was spread among approximately 230 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 1,100. The number of Common Shares outstanding on March 10, 2000, totaled 7,925,666. Information relating to the common stock is available through the NASDAQ Stock Market System and the following table sets forth the high, low and closing sale prices of the common stock for each quarter of 1999 and 1998. The stock prices reflect the ten percent stock dividends declared in December 1999 and 1998.


                             1999                           1998
                     High     Low     Close         High     Low     Close
Quarter Ended
March 31          $ 18.41  $ 13.64  $ 14.32      $ 16.32  $ 13.64  $ 15.50
June 30           $ 15.46  $ 13.30  $ 15.23      $ 16.84  $ 14.77  $ 15.81
September 30      $ 16.19  $ 14.77  $ 15.34      $ 18.18  $ 14.77  $ 15.39
December 31       $ 15.34  $ 12.00  $ 14.00      $ 18.41  $ 13.22  $ 18.41


Dividend Policy
Since the first quarter of 1996 and prior to the December 1998 and 1999 ten percent stock dividends, the Company paid a quarterly cash dividend of $0.08 per common share. Subsequent to the stock dividends, the cash dividend rate remained at $0.08 per common share, effectively increasing the cash dividend. The continued payment of dividends is reviewed quarterly by the Board of Directors in relation to changes in the financial condition and results of operations of the Company. The ability of the Company to pay dividends is dependent upon the receipt of dividends from its insurance company subsidiaries, which are subject to state laws and regulations which restrict their ability to pay dividends. (See Note 13 of the Notes to Consolidated Financial Statements.)



ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.


                                                           Year Ended December 31,
                                               1999        1998        1997        1996        1995
                                            (In thousands, except per share data and ratios)

Operating data:
  Premiums earned                          $ 199,420     189,188     194,587     167,304     143,866
  Net investment income                       16,325      17,246      16,372      14,908      14,564
  Realized investment gains                    6,699       7,342       4,477       3,794       1,538
  Other income (expense)                         (15)        (59)      1,042         563        (146)
    Total revenues                           222,429     213,717     216,478     186,569     159,822


  Losses and loss adjustment expenses        150,218     136,620     149,219     130,101      99,124
  General operating expenses                  16,686      16,686      16,505      13,767      14,156
  Interest expense                            45,556      42,918      42,894      36,443      30,820
  Amortization expenses                          532         672         732         308         ---
    Total expenses                           212,992     196,896     209,350     180,619     144,100

  Income before taxes and change
    in accounting method                       9,437      16,821       7,128       5,950      15,722
  Income taxes (benefit):                      1,893       4,670         207         150       4,105
  Income before change in accounting
    method                                     7,544      12,151       6,921       5,800      11,617

  Cumulative effect of change in
    accounting method, net of tax               (294)        ---         ---         ---         ---

  Net Income                               $   7,250      12,151       6,921       5,800      11,617

  Weighted average shares outstanding *        7,969       8,021       8,087       8,203       8,192

  Basic earnings per share *               $    0.91        1.51        0.85        0.71        1.42

  Diluted earnings per share *             $    0.90        1.50        0.85        0.70        1.42

Dividends declared per share *             $    0.30        0.27        0.26        0.26        0.24

Underwriting ratios (statutory basis):
  Loss and loss adjustment expense ratio       75.3%       71.8%       76.8%       78.0%       69.2%
  Expense ratio                                30.1        31.1        30.3        30.0        31.0
  Combined ratio                              105.4%      102.9%      107.1%      108.0%      100.2%

Balance sheet data at end of period:
  Total investments                        $ 299,578     313,822     308,427     281,689     254,694
  Total assets                               398,223     408,858     413,586     397,798     322,588
  Total liabilities                          261,414     266,889     281,692     275,624     204,346
  Shareholders' equity                       136,809     141,969     131,894     122,174     118,243
  Shareholders' equity per share *         $   17.26       17.82       16.45       14.89       14.42


* Retroactively restated to reflect the 10 percent stock dividends declared in December 1999 and 1998.



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview:

Net income declined in 1999, in spite of an increase in revenues. The primary factor behind the decrease in earnings was an increase in the loss ratios for several lines of business. While net investment income and realized gains on the sales of investments declined somewhat during 1999, total revenues increased by 4.1 percent, driven by a 5.4 percent increase in premiums earned. Earned premiums are expected to continue to increase in 2000, given the trend in net written premiums, which increased over 9.8 percent in 1999, compared with 1998.

One of the Company's growing lines of business is non-standard automobile coverage. The Company began selling this product in 1998. During 1999 the pool of Meridian companies wrote approximately $21 million in non-standard auto premium. Continued growth is expected in 2000. Non-standard automobile insurance covers drivers with no prior insurance or with driving records that do not qualify them for standard or preferred premium rates. Non-standard policies are generally sold at higher premiums to offset increased risk of loss. The non-standard auto policies are marketed through the Company's independent agency force, select non-standard specialty agents, and directly via the internet in certain states in which the Company does not sell personal lines through independent agents.

Another source of premium growth is the Company's relationship with GROUPadvantage. This sales arrangement makes Meridian's personal lines products available through franchised independent agencies to Sam's Club members in certain states. In late 1998, the Company began writing business in Michigan and Illinois through this distribution channel. During 1999, this arrangement was expanded to include Missouri, Ohio, and Pennsylvania, with Kansas and Wisconsin added in early 2000. (GROUPadvantage is a registered serviced mark of Consumer Insurance Services of America (CISA) and is used under license from CISA.)

Late in 1999, the Company entered into a marketing arrangement with InsWeb, a leading Internet insurance marketplace, to quote personal automobile products on the Internet. Meridian is initially quoting policies for consumers in Virginia, with Washington and Missouri expected soon. In addition, during 1999 Meridian added a direct website, www.meridiandirect.com, through which consumers are able to apply for Meridianr insurance products, receive quotations and purchase products in certain states in which the Company does not sell personal lines through independent agents.

The implementation of new distribution methods does not detract from the Company's strong support of the independent agency system. Marketing products through independent agents has been and continues to be the Company's primary source of distribution. The Company continues to build these relationships and has a growing group of nearly 1,400 independent agents.

The Company has been steadily expanding its operations into new states. At the end of 1994, Meridian operated in seven states, entirely in the Midwest. The Company has significantly increased its geographic diversification in recent years and is currently licensed in 19 states. Additional state expansion, including Florida, Oregon, Utah, and Washington D.C., is planned for 2000.

In addition to growth initiatives, the Company is working to increase profitability through consistent exercise of underwriting discipline, proper pricing, sound investment management, enhanced customer service and cost control. During 1999 the Company continued its expense consolidation efforts. The Meridian Citizens personal and commercial lines processing was successfully integrated into the Company's Indianapolis headquarters and the Red Wing, Minnesota office was closed. These actions are expected to save approximately $1.1 million of costs annually, beginning in 2000.


Forward-Looking Statements

Statements in this annual report that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. The Company's future results could differ materially from those discussed. Risk factors include: variation in catastrophe losses due to changes in weather patterns or other natural causes; changes in property and casualty reserves; developments in insurance regulations or legislation that may affect the Company; technological difficulties and advancements; general economic conditions; fluctuations in interest rates or securities markets; or market and competitive changes affecting pricing or demand for insurance products or the ability to generate investment income. Growth and profitability have been and may be affected by these and other factors.


Year 2000 Disclosures

As we approached the end of the century, there was a significant concern that many information technology products would not recognize the year 2000. Businesses were at risk for possible calculation errors or system failures which could cause a disruption in their operations. This became commonly known as the Year 2000 ("Y2K") issue.

In 1995, Meridian began the initial planning phase to ensure that all systems were Y2K compliant. As a result of this planning, it was determined that Meridian would utilize internal resources to complete the necessary remediation. This would allow Meridian to contain costs and maintain control as well as provide consistency in system applications. As a result of this decision, a team of programmers was hired under the direction of experienced internal management to address the issue. It was determined that the Meridian Citizens project team would operate independently utilizing contracted personnel to complete the project. Such personnel, our former contracted outside automation services providers, were under contract to complete and test the Y2K programming efforts as well as provide daily systems support.

The next stage of the process was to identify those systems and programs that contained date sensitive fields throughout the operating systems. The internal approach taken to address the issue was field expansion. This expansion allowed the date fields to be expanded and allowed programs to distinguish dates based upon an eight digit code as opposed to a six digit code. The Meridian Citizens approach implemented by the outside automation services provider, took into account the various operating platforms used to process data. A combination of field expansion and "windowing" was selected to address the Y2K issue. The "windowing" approach utilized a two digit year currently in the date fields and assumed the two digit century field fell within an established "window." For example, any result over 50 signified the 20th century and any under fifty, the 21st century.

Prioritizing the effort was done by reviewing those systems and programs which would require the effective date change prior to January 1, 2000, such as the policy processing systems which required renewal processing as early as November 1, 1998. Extensive reprogramming now allows the internal policy processing systems to recognize the difference between the 20th and the 21st century. Updated policy processing systems have been in production and compliant since November 1997. During the third quarter of 1998, code remediation was also completed for the Meridian management reporting systems and front-end client server applications. The Meridian Citizens companies, which operated under a different platform, largely achieved Y2K compliance as certified by the outside services provider in August 1998 and have been in production since that time.
Mainframe, front-end client server, and critical network programming have also been completed. The remediated policy processing systems were tested and are processing policies with Y2K dates.

During the fourth quarter of 1998, the Information Systems operations of the Meridian Citizens companies were moved to the Indianapolis home office location. This change allowed for certain cost savings and a more consistent application of programming discipline throughout the organization. Prior to the move, Y2K remediation efforts were completed by an outside vendor for the Meridian Citizens companies. While reviewing other processing issues, internal personnel discovered instances in which remediation efforts had not correctly been completed. These issues were resolved when discovered. The manner in which these systems were constructed or designed did not provide for a test environment. Therefore, a more detailed analysis was performed by a project team consisting of both internal and external resources. This extensive analysis encompassed applications which were previously understood to be compliant. These applications were reviewed for date sensitive related code to determine that the Y2K remediation was completed correctly. Re-programming efforts, as required, were performed to obtain Y2K compliance.

Costs for the Y2K remediation approximated $1.3 million upon completion. Such incremental costs have been estimated at approximately $200,000 in 1996, $400,000 in 1997 and 1998, with an additional $300,000 for 1999. The Company was able to manage the cost of its Y2K effort because of the early start of the project and the overall approach of hiring additional internal resources as opposed to extensively utilizing outside programmers. Approximately 50 percent of the total costs related to programming personnel. The remainder of these costs related to the replacement of software applications, hardware costs, and outside consulting fees. Due to the complexity and importance of the Y2K project, the Company engaged independent consultants to review the planning and methods utilized within the project for all subsidiaries. The written report received from the independent consultants contained comments and suggestions which were implemented and incorporated into the final Y2K action plans. Y2K costs were funded through operating revenues and represented less than 10 percent of the information systems annual budgets. Costs for the Meridian Citizens remediation were included under the automation programming charges incurred by the Company on a monthly basis and were therefore not distinguishable from normal programming fees.

As part of the readiness program, the Company also recognized the impact that significant outside vendors, agents, and other business associates could have on the ability to transact business. As a result, the Company reviewed vendor associated software and hardware products utilized within the organization to determine the Y2K effort that would be necessary to achieve readiness. Hardware and software vendors were required to provide certification of Y2K compliance for all products or services afforded to the enterprise. All vendor products purchased within the last two years were certified and documented. Testing took place for each product in a pseudo Y2K environment prior to moving to production. Additionally, the Company established contact with agents and certain vendors to highlight the Y2K issue. This contact was established for the purpose of reasonably ascertaining the Y2K impact.

Contingency plans were developed by management of the Information Resources Division. The plans included the necessary steps to verify the functionality and to validate the compliance of each system. The contingency plans included the use of the Company's business resumption/disaster recovery "hot site" in Chicago. This hot site was prepared to run mainframe applications with very little lag time should all other contingencies have failed. While successful testing was performed at this site on two occasions during 1999, the Company did not need to utilize this source as the year 2000 began. The Company required key personnel to work during the holiday weekend beginning December 31, 1999, to insure a smooth transition into the year 2000 and found only a minor issue that was immediately resolved by replacing a personal computer.

No material effect on operations or financial results occurred because of the calendar year change. Any future problems are anticipated to be minimal and further reporting of Y2K issues will not be made, unless the occurrence is material to the Company.

No significant information technology projects having a material effect on the Company's financial position or results of operations were deferred as a direct result of Y2K efforts.

The Company did not issue insurance policies covering risks related to the Year 2000 issue. However, there can be no certainty regarding future judicial or legislative interpretations of coverage.


Results of Operations:

1999 Compared to 1998

Net income for 1999 declined to $7.3 million, or $0.90 diluted earnings per share, down from $12.2 million, or $1.50 per diluted share for 1998. Realized investment gains for 1999 decreased to $6.7 million, or $0.54 per share after tax, from $7.3 million, or $0.59 per share after tax, for 1998. Earnings per share included a $0.04 first quarter charge for the cumulative effect of an accounting change for certain insurance-related assessments. Also included was a fourth quarter non-recurring charge of approximately $625,000, or $0.05 per share after tax, for severance and other costs associated with closing the former Minnesota home office of the Meridian Citizens Insurance Companies.

The Company's total revenues for 1999 increased 4.1 percent to $222.4 million from $213.7 million in 1998. Premiums earned increased 5.4 percent to $199.4 million for 1999 in comparison to $189.2 million for 1998, while net written premiums were up 9.8 percent over the prior year. Most of the 1999 growth in written premiums was generated from the non-standard auto product and from the Sam's Club sales arrangement through GROUPadvantage, along with approximately 6.0 percent commercial lines growth. Farmowners production was generally flat, while core personal lines of business generated through independent agents declined by approximately 1.5 percent.

Net investment income of approximately $16.3 million for 1999 decreased by 5.3 percent in comparison to $17.2 million for 1998. This decline is attributable to a number of factors, including slight reductions in yield and in the average balance of fixed maturity investments held during the year. For the years ended December 31, 1999 and 1998, the Company realized net investment gains of approximately $6.7 and $7.3 million, respectively. The current year's realized gains resulted largely from the sale of certain equity securities, which had been trading at relatively high price/earnings multiples and had reached the Company's price targets.

Loss and loss adjustment expenses increased from the $136.6 million reported for 1998 to $150.2 million in 1999. Relative to earned premiums, the loss and loss adjustment expense ratio increased to 75.3 percent in 1999, compared with 72.2 percent in 1998. Weather -related catastrophe losses accounted for over seven percentage points of the ratios in both years, with approximately $14.4 million of such losses in 1999 compared to $14.7 million in 1998. Due in large part to such weather-related losses, property lines of business remained unprofitable, while the casualty lines of business were profitable in both 1999 and 1998. The personal lines loss ratio of 78.6 percent increased from 75.8 percent in 1998. The 1999 commercial lines loss ratio increased to 68.5 percent from 66.3 percent in 1998. The increases in the 1999 ratios were generally due to loss costs and severity and, to an extent in certain lines, to prior years' premium rate actions. Loss frequency was not a major factor, as overall frequency comparisons changed only a small fraction of one percent between 1998 and 1999.

General operating and amortization expenses of $62.2 million in 1999 increased from the $59.6 million recorded during 1998. Relative to the earned premium volume, the Company's 1999 expense ratio decreased slightly to 31.2 percent compared to 31.5 percent for 1998. The increase in premium volume over which to spread fixed costs was a factor behind this decrease, as was cost savings resulting from the prior year consolidation of the Meridian Citizens information systems into the Company's Indianapolis location.

For the year ended December 31, 1999, the Company recorded income tax expense of $1.9 million compared to $4.7 million for the same period last year. The decrease in the effective tax rate resulted primarily from the amounts of tax exempt interest and the dividends received deduction, relative to the reduced level of pre-tax income.

1998 Compared to 1997

Net income for 1998 grew 76 percent to $12.2 million, or $1.50 diluted earnings per share, up from $6.9 million, or $0.85 per diluted share for 1997. This improvement was achieved in spite of more than double the amount of weather-related catastrophe losses in 1998, compared with 1997. Net catastrophe losses were approximately $14.7 million in 1998 versus approximately $7.3 million for 1997. The Company's combined ratio improved to 102.9 percent for 1998 from 107.1 percent in 1997. Realized investment gains for 1998 increased to $7.3 million, or $0.59 per share after tax, from $4.5 million, or $0.36 per share after tax, for 1997.

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

Net investment income of approximately $17.2 million for 1998 increased 5.3 percent in comparison to $16.4 million for 1997. This increase was due in part to a larger invested asset base for much of the year. The Company's pre-tax net investment yield was enhanced by a reduction in the tax-advantaged portfolio allocation and a reduced allocation to investment expenses. For the years ended December 31, 1998 and 1997, the Company realized net investment gains of approximately $7.3 and $4.5 million, respectively. The 1998 realized gains resulted largely from the sale of certain equity securities, as well as from certain municipal bond sales motivated by tax planning strategies.

Loss and loss adjustment expenses decreased from the $149.2 million reported at year-end 1997 to $136.6 million in 1998. The improvement was achieved despite the high level of weather-related catastrophe losses which hit the midwest. Many of the Company's operating states reported significant weather-related damage. Most significantly, industry statistics indicated Minnesota, the largest state of operation for the Meridian Citizens companies, incurred more such losses in 1998 than in the last 49 years combined. This caused the Meridian Citizens companies to incur approximately half of the Company's consolidated catastrophe losses, while generating less than 20 percent of the Company's premium volume. The Company estimated weather-related losses to approximate $14.7 million in 1998 compared to $7.3 million in 1997. Despite the record level of catastrophe weather-related claims, the statutory loss and loss adjustment expense ratio improved for nearly all lines of business when compared to 1997. The personal lines loss ratio of 75.8 percent improved 7.6 percentage points from 1997. Personal automobile, the Company's largest line of business, had a 1998 loss ratio of 69.2 percent, compared to 78.7 percent for 1997. The 1998 commercial lines loss ratio of 66.3 percent was also an improvement over the 1997 result of
68.8 percent. Worker's compensation continued to be very profitable for the Company reporting a 49.5 percent loss ratio in 1998 versus
52.5 percent for 1997. Much of the improvement in the Company's core book of business was attributed to underwriting actions implemented in late 1997 and early 1998. The Company generally experienced favorable trends during 1998 in both the frequency and severity of claims incurred.

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


Liquidity and Capital Resources:

The Company's primary need for liquidity is to pay shareholder dividends and service debt. Its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. During each of the years 1999, 1998 and 1997, Meridian Security declared and paid annual dividends to the Company of $5.0 million. The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. The average duration of the fixed maturity portfolio is approximately 4.9 years. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature.

Approximately 76 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 18 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and very accurately defined tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category carried at market value. The Company at December 31, 1999 recorded unrealized losses in the fixed maturity portfolio of approximately $3.7 million, net of deferred income taxes. At year-end 1998, the Company recorded unrealized gains on the fixed maturity portfolio of approximately $4.8 million, net of deferred income taxes. The Company's equity security portfolio, which accounted for approximately 23 percent of invested assets at year-end 1999, had unrealized gains, net of deferred income taxes, of approximately $9.6 million at December 31, 1999, compared to approximately $10.2 million at December 31, 1998. Net unrealized appreciation of investments added $0.76 to the Company's $17.26 book value per share at December 31, 1999. Net unrealized appreciation added $1.91 per share to the $17.82 book value at December 31, 1998.

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

The Company does not own or currently utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its bank debt. Meridian, through its outside professional portfolio managers, employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled through asset-liability matching practices and by addressing call characteristics in security selection. Market value risk is addressed through maturity selection. The market value of the Company's long term fixed maturity investment portfolio is sensitive to fluctuations in the level of interest rates. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. The Company estimates that a 100 basis point increase in interest rates from current levels would result in a possible decline in the $226.4 million market value of the long term fixed maturity investment portfolio of approximately 4.1 percent, or $9.3 million. With regard to its $69.0 million equity security portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $6.9 million in the market value of the Company's common equities. These possible declines in values for the bond and stock portfolios would, net of deferred income taxes, negatively affect the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 common shares, or approximately five percent of the Company's outstanding common stock. As of December 31, 1999, the Company had repurchased 291,557 shares, or approximately 83 percent of the authorized total, at a cost of approximately $4.6 million. On February 23, 2000, the Company announced that its Board of Directors had authorized the additional repurchase of up to 400,000 common shares.

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



                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Meridian Insurance Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of Meridian Insurance Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 50 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for insurance-related assessments.


PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 22, 2000



                       MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                    for the Years Ended December 31, 1999, 1998 and 1997
                                      (Unaudited)

                                                          December 31,
                                              1999            1998            1997

Premiums earned                         $   199,420,059 $   189,188,422 $  194,586,632
Net investment income                        16,324,820      17,245,684     16,371,711
Realized investment gains                     6,699,847       7,342,074      4,477,580
Other income (expense)                          (15,425)        (59,017)     1,042,350
  Total revenues                            222,429,301     213,717,163    216,478,273


Losses and loss adjustment expenses         150,217,608     136,619,991    149,218,731
General operating expenses                   16,686,439      16,686,387     16,505,515
Amortization expenses                        45,556,040      42,917,642     42,893,857
Interest expense                                532,006         672,630        732,047
  Total expenses                            212,992,093     196,896,650    209,350,150

Income before taxes and change
  in accounting method                        9,437,208      16,820,513      7,128,123

Income taxes (benefit):
  Current                                     1,445,000       2,514,968      1,067,000
  Deferred                                      448,000       2,155,000       (860,000)
     Total income taxes                       1,893,000       4,669,968        207,000

Income before change in accounting
   method                                     7,544,208      12,150,545      6,921,123

Cumulative effect of change in
   accounting method, net of tax               (293,700)           ---            ---

    Net Income                          $     7,250,508 $    12,150,545 $    6,921,123

  Weighted average shares outstanding         7,969,226       8,021,285      8,087,079

Per share data:
   Basic earnings per share before
     change in accounting method        $          0.95 $          1.51 $         0.86
   Accounting change, net of tax, per share       (0.04)           0.00           0.00
   Basic earnings per share             $          0.91 $          1.51 $         0.86

   Diluted earnings per share before
     change in accounting method        $          0.94 $          1.50 $         0.85
   Accounting change, net of tax, per share       (0.04)           0.00           0.00
   Diluted earnings per share           $          0.90 $          1.50 $         0.85


The accompanying notes are an integral part of the consolidated financial statements.


                MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                    as of December 31, 1999 and 1998


                                                         December 31,
                                                      1999            1998
                     ASSETS
Investments:
   Fixed maturities, available for sale at market
      (cost $232,090,000 and $234,632,000)      $   226,431,532 $   241,993,962
   Equity securities, at market
      (cost $54,282,000 and $48,338,000)             69,002,099      64,020,661
 Short-term investments, at cost, which
      approximates market                             2,822,215       6,431,482
 Other invested assets                                1,322,209       1,375,463
   Total investments                                299,578,055     313,821,568

Cash                                                  1,381,888         854,522
Premium receivable, net of allowance
  for bad debts                                      13,113,315       5,625,470
Accrued investment income                             3,314,756       2,950,290
Deferred policy acquisition costs                    19,974,450      17,671,856
Goodwill                                             14,070,480      14,775,426
Reinsurance receivables                              34,057,786      41,803,624
Prepaid reinsurance premiums                          3,592,121       3,362,441
Due from Meridian Mutual Insurance Company            4,620,574       7,528,333
Other assets                                          4,519,700         463,990
   Total assets                                 $   398,223,125 $   408,857,520

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   145,962,418 $   154,252,671
Unearned premiums                                    88,698,507      81,223,095
Other post-employment benefits                        2,204,739       1,935,616
Bank loan payable                                     8,500,000      10,125,000
Payable for securities                                     ---        3,061,898
Reinsurance payables                                  9,142,015       9,811,976
Other liabilities                                     6,906,277       6,478,431
   Total liabilities                                261,413,956     266,888,687

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    issued 8,218,167 and 8,180,883; outstanding 7,926,610 and
    7,968,083 at December 31, 1999 and 1998,
    respectively (including 10% stock dividend issued
    on January 6, 1999, for 658,493 shares, and
    January 11, 2000, for 721,872 shares)            44,793,300      44,336,679
 Treasury Shares, at cost; 291,557 and 212,800
    shares at December 31, 1999 and 1998,
    respectively                                     (4,566,809)     (3,277,781)
 Contributed capital                                 36,481,864      25,923,462
 Retained earnings                                   54,112,519      59,796,235
 Accumulated other comprehensive income               5,988,295      15,190,238
   Total shareholders' equity                       136,809,169     141,968,833
   Total liabilities and shareholders' equity   $   398,223,125 $   408,857,520


The accompanying notes are an integral part of the consolidated financial statements.


                                     MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  for the Years Ended December 31, 1999, 1998 and 1997
                                                          (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings    Income (Loss)  Income (Loss)

Balance January 1, 1997                 $   44,077,846 $           -- $   15,058,327 $   55,895,962 $    7,141,846
Comprehensive income:
  Net income                                        --             --             --      6,921,123             -- $    6,921,123
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
    net of reclassification
    adjustment                                      --             --             --             --      7,207,386      7,207,386
Comprehensive income                                --             --             --             --             -- $   14,128,509
Dividends ($0.26 per share)                         --             --             --     (2,132,637)            --
Issuance of 1,989 common shares                 32,570             --             --             --             --
Repurchase of 154,500 common shares                 --     (2,308,188)            --             --             --
Balance at December 31, 1997            $   44,110,416 $   (2,308,188)$   15,058,327 $   60,684,448 $   14,349,232
Comprehensive income:
  Net income                                        --             --             --     12,150,545             -- $   12,150,545
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
    net of reclassification
    adjustment                                      --             --             --             --        841,006        841,006
Comprehensive income                                --             --             --             --             -- $   12,991,551
Stock dividend (shares issued
  658,493)                                          --             --     10,865,135    (10,865,135)            --
Repurchase of 58,300 common shares                  --       (969,593)            --             --             --
Issuance of 3,666 restricted shares             65,209             --             --             --             --
Exercise of stock options for 12,989
   common shares                               161,054             --             --             --             --
Dividends ($0.27 per share)                         --             --             --     (2,173,623)            --
Balance at December 31, 1998            $   44,336,679 $   (3,277,781)$   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --             --             --      7,250,508             -- $    7,250,508
  Other comprehensive
    income (loss), net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (9,201,943)    (9,201,943)
Comprehensive income (loss)                         --             --             --             --             -- $   (1,951,435)
Stock dividend (shares issued
  721,872)                                          --             --     10,558,402    (10,558,402)            --
Repurchase of 78,757 common
   shares                                           --     (1,289,028)            --             --             --
Issuance of 3,104 restricted
   shares                                       57,618             --             --             --             --
Exercise of stock options for 36,389
   common shares                               393,439             --             --             --             --
Issuance of 290 common
  shares                                         5,564             --             --             --             --
Dividends ($0.30 per share)                         --             --             --     (2,375,822)            --
Balance at December 31, 1999            $   44,793,300 $   (4,566,809)$   36,481,864 $   54,112,519 $    5,988,295


The accompanying notes are an integral part of the consolidated financial statements.



                             MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                          for the Years Ended December 31, 1999, 1998 and 1997
                                             (Unaudited)

                                                                                 December 31,
                                                                     1999            1998            1997

Cash flows from operating activities:
   Net income                                                  $   7,250,508   $  12,150,545   $   6,921,123
   Reconciliation of net income to net cash
    provided by (used in)operating activities:
     Amortization                                                 45,556,040      42,917,642      42,893,857
     Deferred policy acquisition costs                           (47,153,688)    (42,233,924)    (43,125,066)
     Deferred income taxes                                           448,000       2,155,000        (860,000)
     Increase (decrease) in unearned premiums                      7,475,412      (1,616,238)     (1,226,418)
     Increase (decrease) in loss and loss
       adjustment expenses                                        (8,290,253)    (15,548,655)      8,492,087
     Decrease (increase) in premium receivables                   (7,487,845)     (1,282,313)        331,827
     Decrease in amount due from Meridian Mutual                   2,907,759         194,944       1,250,395
     Decrease (increase) in reinsurance receivables                7,745,838       7,046,442      (2,999,236)
     Decrease (increase) in prepaid reinsurance premiums            (229,680)        499,066       1,159,098
     Decrease (increase) in other assets                          (1,598,464)      1,143,489       5,549,960
     Increase (decrease) in reinsurance payables                    (669,961)        733,900         413,718
     Increase (decrease) in accrued commissions and
       other expenses                                              1,013,569        (685,937)       (144,604)
     Increase in payable for federal income taxes                    215,964         315,368         642,735
     Increase (decrease) in other liabilities                      1,191,728      (1,794,478)     (1,839,705)
     Net realized investment gains                                (6,699,847)     (7,342,074)     (4,477,580)
     Issuance of restricted common stock                              57,618          65,209             ---
     Issuance of common stock                                          5,564             ---          32,570
     Cumulative effect of change in accounting method                293,700             ---             ---
     Other, net                                                   (1,017,880)         (6,583)        725,432
Net cash provided by (used in) operating activities                1,014,082      (3,288,597)     13,740,193

Cash flows from investing activities:
   Purchase of fixed maturities                                  (61,355,250)    (99,643,783)    (54,141,776)
   Proceeds from sale of fixed maturities                         42,415,984      78,138,240      26,135,592
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                          20,822,177      29,141,214      22,393,353
   Purchase of equity securities                                 (22,439,634)    (21,960,794)    (33,956,533)
   Proceeds from sale of equity securities                        24,482,244      21,316,297      31,160,867
   Net (increase) decrease in short-term investments               3,609,267      (2,435,250)     (2,669,598)
   Increase in other invested assets                                (118,999)       (489,800)        (50,509)
   Increase (decrease) in securities payable                      (3,061,898)      3,071,384         401,707
Net cash provided by (used in) investing activities                4,353,891       7,137,508     (10,726,897)

Cash flows from financing activities:
   Dividends paid                                                 (2,320,018)     (2,124,274)     (2,144,839)
   Repayment of bank loan                                         (1,625,000)     (1,250,000)       (500,000)
   Repurchase of common stock                                     (1,289,028)       (969,593)     (2,308,188)
   Exercise of stock options                                         393,439         161,055             ---
Net cash used in financing activities                             (4,840,607)     (4,182,812)     (4,953,027)

Increase (decrease) in cash                                          527,366        (333,901)     (1,939,731)
Cash at beginning of year                                            854,522       1,188,423       3,128,154
Cash at end of year                                            $   1,381,888   $     854,522       1,188,423


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.Summary of Significant Accounting Policies

     Nature of Operations:
   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 48.1 percent of the outstanding common shares of the Company. The Company is a holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company ("Meridian Security") and Meridian Citizens Security Insurance Company ("Meridian Citizens Security").

   Meridian Security, Meridian Citizens Security, and Insurance Company of Ohio ("ICO," a wholly-owned subsidiary of the Company) are participants in a reinsurance pooling arrangement with Meridian Mutual and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries total 74 percent. See
   Note 6 - Related Party Transactions.

   Collectively, the insurance companies participating in this reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal, non-standard and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written primarily through nearly 1,400 independent insurance agencies in the states of Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, and Wisconsin.

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

     Investments:
   Fixed maturity investments include bonds, notes, mortgage backed pass-through securities, collateralized mortgage obligations, other asset backed securities and sinking fund preferred stocks. The fixed maturity portfolio is invested entirely in securities classified as available for sale and is carried at quoted market values. Equity securities, consisting of unaffiliated common and perpetual preferred stocks, are reported at quoted market values. Short-term investments are recorded at cost, approximating market value. Other investments include limited partnerships recorded on the equity method.

   Realized gains or losses on disposition of investments are determined on a specific identification basis. Unrealized gains and losses resulting from changes in the valuation of both equity securities and fixed maturities available for sale are recorded as a component of other comprehensive income, net of applicable deferred income taxes.

   The Company regularly evaluates its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in a security's net market value that is not a temporary fluctuation is recognized as a realized loss, and the cost basis of that security is reduced.

     Premium Revenue:
   Premiums are recognized as revenue on a monthly pro rata basis over the coverage terms of the respective policies. Any premiums applicable to the future terms of the policies are included in liabilities as unearned premiums.

     Deferred Policy Acquisition Costs:
   Policy acquisition costs, principally commissions, premium taxes, and variable underwriting and policy issue expenses, have been deferred. Such costs are amortized as premium revenue is earned. The method used in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. It also considers the effects of anticipated investment income, losses and loss adjustment expenses, and certain other costs anticipated to be incurred as the premium is earned.

     Goodwill:
   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period. The Company continually monitors the value of its goodwill based on estimates of future earnings of the subsidiaries that were acquired. If it is determined that changes in such projected earnings no longer support the recoverability of goodwill over the remaining amortization period, the carrying value would be reduced with a corresponding charge to expense or the amortization period would be shortened. As of December 31, 1999 no material changes have occurred.

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

    Earnings Per Share:
   The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential that could occur if securities or other contracts to issued common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


    Stock Dividend:
   On both December 9, 1998, and December 15, 1999, a ten percent stock dividend was declared that was effective for shareholders of record as of December 21, 1998, and December 27, 1999, respectively. The financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the stock dividend for all periods presented.

    Impact of New Accounting Pronouncements:
   Effective January 1, 1999, the Company adopted SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement requires that a liability for insurance-related assessments be recognized when the assessments have been imposed or it is probable that an assessment will be imposed, the event obligating the Company has occurred, and the amount can be reasonably estimated. SOP 97-3 requires that a liability for the current calendar year experience be recognized and that the initial application be treated as a cumulative effect type accounting change. The Company recorded an additional liability and a charge to the statement of income of $293,700 net of income tax, to reflect the cumulative effect of the accounting change.

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


2.  Investments
    The Company's net investment income for the periods ended December 31, 1999, 1998, and 1997 are summarized as follows:

                                                   1999          1998           1997
Interest on fixed maturities:
  Tax-exempt securities                      $   2,688,621  $  2,531,304  $  3,909,985
  Taxable securities                            11,047,013    11,883,195     9,905,146
Dividends on redeemable preferred stock          1,439,793     1,769,286     2,078,536
Dividends on equity securities                   1,175,473     1,011,335       879,579
Interest on short-term investments                 158,591       229,347       156,128
Other investment income                            113,310       149,589       187,159
  Total investment income                       16,622,801    17,574,056    17,116,533
Investment expenses                                297,981       328,372       744,822
  Net investment income                      $  16,324,820  $ 17,245,684  $ 16,371,711


Net realized and unrealized gains on investments are summarized as follows:

                                                   1999          1998           1997
Realized gains (losses):
  Fixed maturities                           $    (294,085) $  2,628,256  $     14,108
  Equity securities                              7,986,729     6,263,104     5,052,295
  Other investments                                   (317)     (701,038)          ---
    Total realized investment gains              7,692,327     8,190,322     5,066,403
  Investment expenses                              992,480       848,248       588,823
   Net realized investment gains             $   6,699,847  $  7,342,074  $  4,477,580

Net change in unrealized appreciation (depreciation):
  Fixed maturities, available for sale       $ (13,021,008) $ (1,379,804) $  4,755,339
  Equity securities                               (962,682)    2,734,114     6,098,280
  Limited partnerships                            (172,253)      (61,304)      235,767
  Deferred income tax benefit (expense)          4,954,000      (452,000)   (3,882,000)
    Net change in unrealized appreciation
      (depreciation)                         $  (9,201,943) $    841,006  $  7,207,386



The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1999 and 1998, are as follows:

                                                              Gross           Gross         Estimated
                                            Amortized      Unrealized      Unrealized        Market
                                              Cost            Gains          Losses           Value
December 31, 1999
Available for sale:
  Government and agency
    domestic bonds                      $   3,258,428   $      11,307   $      66,182   $   3,203,553
  Municipal bonds                          67,940,463         535,412       1,936,532      66,539,344
  Corporate bonds                          95,509,178         204,486       3,632,129      92,081,534
  Mortgage-backed securities               40,841,608         103,645       1,194,057      39,751,196
  Sinking fund preferred stocks            24,540,660         469,103         153,859      24,855,905
    Total fixed maturity securities     $ 232,090,337   $   1,323,953   $   6,982,759   $ 226,431,532

December 31, 1998
Available for sale:
  Government and agency
    domestic bonds                      $   3,681,320   $     107,949   $       9,855   $   3,779,414
  Municipal bonds                          42,585,763       1,669,262         143,068      44,111,957
  Corporate bonds                         123,432,824       3,797,535         334,305     126,896,053
  Mortgage-backed securities               44,234,647         789,650          95,072      44,929,225
  Sinking fund preferred stocks            20,697,205       1,622,315          42,207      22,277,313
    Total fixed maturity securities     $ 234,631,759   $   7,986,711   $     624,507   $ 241,993,962



The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                      Amortized        Market
                                                        Cost            Value
Available for sale:
  Due in one year or less                         $   1,834,471   $   1,840,032
  Due after one year through five years              19,143,159      19,199,604
  Due after five years through ten years             60,607,713      58,943,343
  Due after ten years through fifteen years          53,241,844      51,038,374
  Due after fifteen years through twenty years       27,381,699      27,586,263
  Due after twenty years                             29,039,843      28,072,720
    Subtotal                                        191,248,729     186,680,336
  Mortgage-backed securities                         40,841,608      39,751,196
    Total fixed maturity securities               $ 232,090,337   $ 226,431,532


Proceeds from sales of investments in fixed maturity securities during 1999, 1998 and 1997, respectively, were $42,415,984,
$78,138,240, and $26,135,592.  During 1999, 1998 and 1997,
respectively, gross gains of $110,779, $2,672,721, and $338,920 and gross losses of $404,864, $44,464, and $324,812 were realized on those sales.

Unrealized appreciation of equity securities at December 31, 1999 totaled $14,720,302 representing $18,850,995 of gains on certain securities and $4,130,693 of losses on other securities.


3.    Other Comprehensive Income
   The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gain (losses) on securities for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                           December 31,
                                                   1999         1998         1997
Unrealized holding gains (losses) before
   deferred income taxes                      $ (6,463,616)$  9,485,328 $ 16,155,789
Deferred income tax benefit (expense)            2,262,000   (3,320,000)  (5,655,000)
Less:  Reclassification adjustment for
          realized gains                         7,692,327    8,190,322    5,066,403
       Income tax expense related to
          realized gains                        (2,692,000)  (2,866,000)  (1,773,000)
    Other comprehensive income (loss)         $ (9,201,943)$    841,006 $  7,207,386



4.     Segment Reporting
   The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


1999
                                                                                      Segment       Non-segment
                                     Personal       Farmowners      Commercial         Total           Total           Total
Premiums earned                  $ 117,975,956   $  10,935,071   $  70,509,032   $ 199,420,059   $         ---   $ 199,420,059
Net investment income                9,657,686         895,161       5,771,973      16,324,820             ---      16,324,820
Net realized gains                         ---             ---             ---             ---       6,699,847       6,699,847
Other income (expense)                     ---             ---             ---             ---         (15,425)        (15,425)
   Total revenues                  127,633,642      11,830,232      76,281,005     215,744,879       6,684,422     222,429,301

Loss and LAE expense                92,789,256       8,996,924      48,431,428     150,217,608             ---     150,217,608
General operating expense            9,209,248         955,579       6,521,613      16,686,440             ---      16,686,440
Interest expense                           ---             ---             ---             ---         532,006         532,006
Amortization expenses               25,142,385       2,608,847      17,804,807      45,556,039             ---      45,556,039
   Total expenses                  127,140,889      12,561,350      72,757,848     212,460,087         532,006     212,992,093

Income (loss) before taxes and
   change in accounting method         492,753        (731,118)      3,523,157       3,284,792       6,152,416       9,437,208
Income taxes (benefit)                 174,107        (258,330)      1,244,858       1,160,635         732,365       1,893,000

Income (loss) before change in
   accounting method                   318,646        (472,788)      2,278,299       2,124,157       5,420,051       7,544,208
Cumulative effect of change
   in accounting method                    ---             ---             ---             ---         293,700         293,700

   Net income (loss)             $     318,646   $    (472,788)  $   2,278,299   $   2,124,157   $   5,126,351   $   7,250,508


1998

Premiums earned                  $ 107,806,522   $  10,878,882   $  70,503,018   $ 189,188,422   $         ---   $ 189,188,422
Net investment income                9,554,172         936,329       6,755,183      17,245,684             ---      17,245,684
Net realized gains                         ---             ---             ---             ---       7,342,074       7,342,074
Other income (expense)                     ---             ---             ---             ---         (59,017)        (59,017)
   Total revenues                  117,360,694      11,815,211      77,258,201     206,434,106       7,283,057     213,717,163

Loss and LAE expense                82,258,735       7,976,382      46,384,874     136,619,991             ---     136,619,991
General operating expense            8,694,496       1,013,191       6,978,700      16,686,387             ---      16,686,387
Interest expense                           ---             ---             ---             ---         672,630         672,630
Amortization expenses               22,362,375       2,605,943      17,949,324      42,917,642             ---      42,917,642
   Total expenses                  113,315,606      11,595,516      71,312,898     196,224,020         672,630     196,896,650

Income before taxes                  4,045,088         219,695       5,945,303      10,210,086       6,610,427      16,820,513
Income taxes                         1,123,059          60,995       1,650,626       2,834,680       1,835,288       4,669,968

   Net income                    $   2,922,029   $     158,700   $   4,294,677   $   7,375,406   $   4,775,139   $  12,150,545

1997

Premiums earned                  $ 107,801,599   $  10,564,810   $  76,220,223   $ 194,586,632   $         ---   $ 194,586,632
Net investment income                9,069,988         888,878       6,412,845      16,371,711             ---      16,371,711
Net realized gains                         ---             ---             ---             ---       4,477,580       4,477,580
Other income                               ---             ---             ---             ---       1,042,350       1,042,350
   Total revenues                  116,871,587      11,453,688      82,633,068     210,958,343       5,519,930     216,478,273

Loss and LAE expense                90,861,513       6,269,043      52,088,175     149,218,731             ---     149,218,731
General operating expense            8,680,147         954,436       6,870,932      16,505,515             ---      16,505,515
Interest expense                           ---             ---             ---             ---         732,047         732,047
Amortization expenses               22,557,610       2,480,349      17,855,898      42,893,857             ---      42,893,857
   Total expenses                  122,099,270       9,703,828      76,815,005     208,618,103         732,047     209,350,150

Income (loss) before taxes          (5,227,683)      1,749,860       5,818,063       2,340,240       4,787,883       7,128,123
Income taxes (benefit)                (151,811)         50,816         168,956          67,961         139,039         207,000

   Net income (loss)             $  (5,075,872)  $   1,699,044   $   5,649,107   $   2,272,279   $   4,648,844   $   6,921,123


As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                       1999            1998            1997
Personal lines:
    Automobile                   $  91,123,405   $  79,438,864   $  78,609,066
    Homeowners                      24,271,745      25,649,226      26,262,790
    Other                            2,580,806       2,718,432       2,929,743
Total personal lines             $ 117,975,956   $ 107,806,522   $ 107,801,599

Commercial lines:
    Automobile                   $  18,532,450   $  17,666,781   $  17,826,255
    Worker's compensation           22,874,065      22,442,522      25,586,297
    Commercial multi-peril          24,539,325      25,983,425      28,041,002
    Other                            4,563,192       4,410,290       4,766,669
Total commercial lines           $  70,509,032   $  70,503,018   $  76,220,223

Farm lines:
    Farmowners                      10,935,071      10,878,882      10,564,810
Total farm lines                 $  10,935,071   $  10,878,882   $  10,564,810

Total all lines combined         $ 199,420,059   $ 189,188,422   $ 194,586,632


 5.Bank Loan Payable
   The 1996 acquisition of Citizens Security Group acquisition was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points, which was
   6.6613 percent and 5.7388 percent at December 31, 1999 and 1998, respectively. The bank loan will mature on August 1, 2003.
   The Company is required to make principal payments in accordance with the following schedule:

                              2000              $ 2,000,000
                              2001                2,125,000
                              2002                2,500,000
                              2003                1,875,000
        Total payments outstanding              $ 8,500,000

   The principal balance of the bank loan as of December 31, 1999, approximates its market value. Interest paid on the loan during 1999 and 1998 amounted to $532,000 and $672,000, respectively.
   The bank debt includes certain financial covenants, the most significant of which concern the amounts of risk based capital, statutory policyholders' surplus, total debt, debt to capitalization and debt service coverage (the relationship of dividends available from the Company's insurance subsidiaries to required principal and interest payments).


 6.Related Party Transactions
   Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual, and Meridian Citizens Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which essentially all premiums, loss and loss adjustment expenses, as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. The reinsurance pool participation percentages of the Company's insurance subsidiaries total 74 percent. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Meridian Citizens Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

   For the year ended December 31, 1999, approximately 78 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1998 and 1997, approximately 86 percent and 88 percent, respectively, were derived from the pooling arrangement.

   Effective January 1, 1997, the Company became the employer of all of the former Meridian Mutual and Meridian Citizens Mutual employees. This transfer of employees allowed for the integration of benefit plans, thus increasing management efficiencies and allowing for enhanced benefit options, such as the use of the Company's common stock as compensation.

   Also as a result of the employee transfer, the Company assumed the operations of the previously established benefit plans of Meridian Mutual. Included in these benefit plans were a non-contributory pension plan that covers substantially all employees, a non-tax qualified supplemental retirement plan for certain key employees, and a multi-employer plan for other post-retirement benefits. See
   Note 10-Pension Plan and Other Post-Retirement Benefits. The Company also assumed a 401(k) plan whereby employees can contribute up to 16 percent of their compensation, with the Company contributing 50 percent of the employee contribution on the first 6 percent. Costs related to these benefit plans are allocated to each company in accordance with their percentage participation under the pooling agreement.


 7. Liability for Losses and Loss Adjustment Expenses
   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                               1999            1998            1997
Balance at beginning of period           $   154,252,671 $   169,801,326 $   161,309,239
Less reinsurance recoverables                 41,803,624      48,872,464      41,819,308
  Net balance at beginning of period         112,449,047     120,928,862     119,489,931

Incurred related to:
  Current year                               157,071,731     145,328,331     165,576,734
  Prior years                                 (6,854,123)     (8,708,340)    (16,358,003)
    Total incurred                           150,217,608     136,619,991     149,218,731

Paid related to:
  Current year                                99,470,630      93,792,456      97,447,542
  Prior years                                 51,291,393      51,307,350      50,332,258
    Total paid                               150,762,023     145,099,806     147,779,800

Net balance at end of period                 111,904,632     112,449,047     120,928,862
Plus reinsurance recoverables                 34,057,786      41,803,624      48,872,464
Balance at end of period                 $   145,962,418 $   154,252,671 $   169,801,326


   The reconciliations for 1999, 1998, and 1997 show approximately $6.9 million, $8.7 million, and $16.4 million reductions, respectively, in previously established loss reserves. Favorable loss developments resulting from decreases in the frequency and severity of claims in prior accident years for the Company's personal automobile liability, workers' compensation and commercial multi-peril lines of business were the primary factors in the reductions.


 8.Reinsurance
   The companies that participate in the reinsurance pooling agreement reduce the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with unrelated third party insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy. Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers.

   The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require a specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverage under those contracts applied to all risks written by each of the companies. Treaty coverage was purchased to cover property and liability exposures in excess of $200,000 and $400,000, respectively, up to the limits set forth in the individual treaty. (In 1998 and 1997, the exposures were $350,000 and $200,000, respectively.) Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

   Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $108,000,000. Another catastrophe reinsurance treaty provided coverage for 95% of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles up to the contractual limits.

   Approximately 97 percent of the Company's ceded reserves for losses and loss adjustment expenses were with Employers Reinsurance Corporation, Michigan Catastrophic Claims Association and Swiss Reinsurance America Corporation. The effect of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                       1999            1998            1997

Premiums written:
    Direct                       $ 223,584,026   $ 204,046,222   $ 210,393,552
    Assumed                            366,751         486,305         718,004
    Ceded                          (17,285,000)    (16,461,276)    (16,592,247)
    Net                          $ 206,665,777   $ 188,071,251   $ 194,519,309

Premiums earned:
    Direct                       $ 216,078,155   $ 205,534,750   $ 211,105,812
    Assumed                            397,210         614,042       1,232,165
    Ceded                          (17,055,306)    (16,960,370)    (17,751,345)
    Net                          $ 199,420,059   $ 189,188,422   $ 194,586,632

Losses and loss adjustment expenses incurred:
    Direct                       $ 160,929,807   $ 151,184,461   $ 168,173,120
    Assumed                             57,832         624,892       1,355,214
    Ceded                          (10,770,031)    (15,189,362)    (20,309,603)
    Net                          $ 150,217,608   $ 136,619,991   $ 149,218,731


9. Deferred Policy Acquisition Costs
   Changes in deferred policy acquisition costs are summarized as follows:

                                       1999            1998            1997

Deferred, beginning of period    $  17,671,856   $  17,651,544   $  16,690,275
Additions:
  Commissions                       34,870,279      31,845,030      32,391,959
  Premium taxes                      3,074,928       2,416,582       2,375,996
  Other                              9,208,481       7,972,312       8,357,111
    Total additions                 47,153,688      42,233,924      43,125,066
Amortization expense                44,851,094      42,213,612      42,163,797
Deferred, end of period          $  19,974,450   $  17,671,856   $  17,651,544


 10.  Pension Plan and Other Post-Retirement Benefits
  The Company maintains a defined benefit pension plan for the benefit of eligible employees. Under the plan, all employees of the Company completing more than 1,000 hours of employment in a 12-month period become eligible to participate. The plan provides for a pension annuity beginning at age 65 based on the employee's average monthly base pay during the five highest consecutive salary years out of the last ten. Provisions for delayed retirement benefits, early retirements benefits after age 55, disability and death benefits, optional methods for benefit payment, payments to an employee who leaves after a certain number of years of service, and payments to an employee's surviving spouse are also covered under the plan.

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

  The following table presents a reconciliation of the funded status for the Company's defined benefit pension plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998 per FASB 132 requirements:


                                                      1999            1998

Reconciliation of benefit obligation:
  Obligation at January 1                       $  27,117,622   $  23,432,716
  Service cost                                      1,345,750       1,067,292
  Interest cost                                     1,748,264       1,608,088
  Plan amendments                                         ---       1,131,954
  Actuarial (gain) loss                            (4,679,250)      1,165,040
  Benefit payments                                 (1,273,206)     (1,287,468)
  Obligation at December 31                     $  24,259,180   $  27,117,622

Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1        $  34,401,026   $  31,582,957
  Actual return on plan assets                      6,004,071       4,105,537
  Benefit payments                                 (1,273,206)     (1,287,468)
  Fair value of plan assets at December 31      $  39,131,891   $  34,401,026

Funded Status
  Funded status at December 31                  $  14,872,711   $   7,283,404
  Unrecognized asset                               (6,483,880)     (7,015,956)
  Unrecognized prior service cost                     984,688       1,058,321
  Unrecognized gain                                (8,440,374)       (603,345)
  Accrued asset at December 31                  $     933,145  $      722,424


  The following table presents a reconciliation of the funded status for the Company's supplemental retirement income plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:


                                                      1999            1998
Reconciliation of benefit obligation:
  Obligation at January 1                       $   1,050,623   $     760,102
  Service cost                                         46,533          37,193
  Interest cost                                        69,839          59,987
  Actuarial (gain) loss                              (217,298)        193,341
  Obligation at December 31                     $     949,697   $   1,050,623

Funded Status
  Funded status at December 31                  $    (949,697)  $  (1,050,623)
  Unrecognized prior service cost                     193,522         216,599
  Unrecognized loss                                    29,612         260,908
  Accrued liability at December 31              $    (726,563)  $    (573,116)


  A 7.75 and 6.50 percent weighted average discount rate was assumed for 1999 and 1998, respectively, in determining the accumulated benefit obligation and a 5.0 percent average salary increase was used to project the additional pay increase on all plans. The expected return on assets for the defined pension plan was assumed to be 8.25 percent. Net periodic pension costs for the defined benefit pension plan for the years ended December 31, 1999, 1998, and 1997 included the following components:


                                               1999            1998            1997
Service costs                            $     995,855   $     789,796   $    705,872
Interest costs                               1,293,715       1,189,985      1,098,786
Expected return on assets                   (2,106,256)     (1,884,093)    (1,701,956)
Amortization of asset obligation              (393,736)       (393,736)      (393,736)
Amortization of prior-service cost              54,488          54,488            ---
Net periodic benefit cost/(income)       $    (155,934)  $    (243,560)  $   (291,034)



  Net periodic pension costs for the supplemental retirement income plan for the years ended December 31, 1999, 1998, and 1997 were approximately $114,000, $94,000, and $72,000 respectively.

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

  The following table presents a reconciliation of the funded status for the Company's post-retirement benefit obligation and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:


                                                      1999            1998

Reconciliation of benefit obligation:
  Obligation at January 1                       $   1,909,278   $   1,952,474
  Service cost                                        210,680         211,586
  Interest cost                                       121,129         133,691
  Actuarial (gain) loss                              (223,453)       (324,893)
  Benefit payments                                    (78,476)        (63,580)
  Obligation at December 31                     $   1,939,158   $   1,909,278

Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1        $         ---   $         ---
  Employer contributions                               78,476          63,580
  Benefit payments                                    (78,476)        (63,580)
  Fair value of plan assets at December 31      $         ---   $         ---

Funded Status
  Funded status at December 31                  $  (1,939,158)  $  (1,909,278)
  Unrecognized (gain) loss                           (265,580)        (26,338)
  Accrued liability at December 31              $  (2,204,739)  $  (1,935,616)


  A 7.75 and 6.50 percent weighted average discount rate was used for 1999 and 1998, respectively, to determine the accumulated post-retirement benefit obligation at December 31, 1999. Net periodic pension costs for the post-retirement plan for the years ended December 31, 1999, 1998, and 1997 included the following components:


                                       1999            1998            1997
Service costs                    $     155,903   $     156,574   $    107,313
Interest costs                          89,636          98,931         75,838
Amortization of net loss               (26,898)        (11,864)       (29,704)
Net periodic benefit cost        $     218,641   $     243,641   $    153,447


  The assumed rate of future increases in per capita cost of health care benefits was 9.0 percent for the first year and 5.0 percent for all years thereafter in 1999, and 7.0 percent for the first year and 4.0 percent for all years thereafter in 1998. The health care cost trend rate assumption affects the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation by approximately $176,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $41,000. A decrease in the assumed health care cost trend rate by one percentage point would decrease the accumulated post-retirement benefit obligation by approximately $154,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $35,000.


11.Income Taxes
  Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                                 1999            1998            1997
Tax at statutory rate                      $   3,209,000   $   5,719,000   $  2,381,000
Tax-exempt interest                             (776,000)       (757,000)    (1,131,000)
Dividends received deduction                    (518,000)       (370,000)      (613,000)
Loss, LAE and salvage and subrogation
   fresh start                                       ---             ---       (137,000)
Nondeductible expenses                           278,000         277,000        277,000
Other                                           (300,000)       (199,032)      (570,000)
  Total income taxes                       $   1,893,000   $   4,669,968   $    207,000


   The Tax Reform Act of 1986 allowed for a fresh start deduction for reserve discounting requirements, which was to be amortized over the life of the reserve. This produced an aggregate tax benefit of approximately $900,000. The remainder of the unamortized fresh start was fully recognized in 1997, resulting in a tax reduction of approximately $137,000.

   Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded a net deferred tax asset in 1999 and deferred tax liabilities in 1998 and 1997. The net deferred tax asset/liability at December 31, 1999, 1998 and 1997, is comprised of the following:


                                                      1999            1998            1997
Deferred tax assets:
  Unearned premium reserves                     $   5,957,000   $   5,450,000   $  5,528,000
  Loss and loss adjustment expense reserves
    and salvage and subrogation                     4,996,000       5,414,000      6,248,000
  Other post-employment benefits                      772,000         677,000        677,000
  Other                                               381,000         258,000      1,431,000
    Total deferred tax assets                      12,106,000      11,799,000     13,884,000

Deferred tax liabilities:
  Deferred policy acquisition costs                 6,991,000       6,185,000      6,178,000
  Investments                                         198,000         209,000        144,000
  Unrealized appreciation on investment
    securities                                      3,229,000       8,183,000      7,731,000
  Other                                                14,000          54,000         56,000
    Total deferred tax liabilities                 10,432,000      14,631,000     14,109,000
Net deferred tax asset (liability)              $   1,674,000   $  (2,832,000)  $   (225,000)


   The Company has paid income taxes during the past three years of $725,000 in 1999, $3,215,000 in 1998, and $1,110,000 in 1997.


12.Earnings Per Share
  The following table reflects the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997.


                                                     Income          Shares        Per Share
                                                   (Numerator)    (Denominator)      Amount
December 31, 1999
  Basic earnings per share
    Income available to common stockholders     $   7,250,508       7,969,226   $       0.91
  Effect of dilutive securities
    Stock options                                         ---          85,352
  Diluted earnings per share
    Income available to common stockholders     $   7,250,508       8,054,578   $       0.90
December 31, 1998
  Basic earnings per share
    Income available to common stockholders     $  12,150,545       8,021,285   $       1.51
  Effect of dilutive securities
    Stock options                                         ---          90,942
  Diluted earnings per share
    Income available to common stockholders     $  12,150,545       8,112,227   $       1.50
December 31, 1997
  Basic earnings per share
    Income available to common stockholders     $   6,921,123       8,087,079   $       0.86
  Effect of dilutive securities
    Stock options                                         ---          55,567
  Diluted earnings per share
    Income available to common stockholders     $   6,921,123       8,142,646   $       0.85




13.Statutory Information
  Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $5,000,000 in 1999, 1998 and 1997. As of December 31, 1999, approximately $11,600,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

  Meridian Security's subsidiaries, Meridian Citizens Security and
  ICO, also pay dividends to their parent. Each company's retained earnings available for distribution as dividends are limited by laws in their states of domicile, Minnesota and Ohio, respectively. Meridian Citizens Security declared and paid dividends to Meridian Security of $400,000 in 1999, $600,000 in 1998, and $300,000 in 1997. ICO
  declared and paid dividends to Meridian Security of $150,000 in 1999 and $300,000 in 1998. Dividends were not paid by ICO in 1997.

  The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                        1999           1998           1997

  Statutory capital and surplus   $ 135,534,000   $  133,322,000   $115,280,000
  Statutory net investment income $  14,973,000   $   16,156,000   $ 15,212,000
  Statutory net income            $   6,573,000   $   15,716,000   $  6,140,000


  In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g. deferred income taxes are recorded.

  The Indiana, Ohio, and Minnesota Insurance Departments have adopted the Codification guidance, effective January 1, 2001. The Company has not yet estimated the potential effect of the Codification guidance on statutory surplus.


14. Shareholders' Equity
  In May 1997, the Shareholders of Meridian Insurance Group, Inc. approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 20,500,000, with the additional shares being preferred stock. The amendment provides that the preferred shares may be issued from time to time in one or more series. The Board of Directors, without further approval of the holders of common shares, would be authorized to fix the dividend rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges, and restrictions applicable to each such series of preferred shares. On September 8, 1998, the Board of Directors of Meridian Insurance Group Inc., adopted a Shareholders Rights Plan. Under the Plan, a dividend of one preferred share purchase right was paid to shareholders of record on September 28, 1998 for each outstanding common share. Each Right entitles the holder to purchase one-thousandth of a share Series A Junior Participating Preferred Stock of the Company at a price of $75.00 per one-thousandth of a Preferred Share. If a person or group acquires 20% or more of the outstanding Common Shares (thereby becoming an Acquiring Person), each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will generally have the right to purchase Common Shares having equal to two times the purchase price of the Right. In other words, the Right's holders, other than the Acquiring Person, may purchase common shares or their equivalent at a 50 percent discount. The Rights will expire on September 18, 2008, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company.

  On December 15, 1999, the Board of Directors of Meridian Insurance Group, Inc. declared a ten percent stock dividend. Each shareholder of record as of December 27, 1999, received one additional share of the company's common stock for every ten shares held on that date. The ten percent stock dividend was distributed on January 11, 2000, with the Company issuing 721,872 shares. A similar ten percent stock dividend was also declared on December 9, 1998, for shareholders of record as of December 21, 1998. The dividend was distributed on January 6, 1999, with the Company issuing 658,493 shares. In both years, fractional shares were paid by the Company in cash. All share and prior per share amounts have been retroactively restated to give effect for the stock dividend.

  In 1987, the Company's Board of Directors and Shareholders approved an Incentive Stock Plan ("Plan") for the purpose of attracting and retaining key employees. The maximum number of common shares to be authorized for issuance was limited to 750,000 shares over a 10 year term. Awards under the Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan. Under the 1987 Plan, which expired on January 21, 1997, total options with respect to 477,144 shares were granted and 272,856 options had expired. In early 1996, the Board of Directors and Shareholders approved the 1996 Employee Incentive Stock Plan, which would eventually replace the 1987 Plan. Under the 1996 Plan, which became effective on May 8, 1996, the maximum number of shares authorized for issuance is 750,000 shares over the next ten years. As of December 31, 1999, options with respect to 299,195 shares have been granted under the 1996 Plan.

  The Company also has a Director's Stock Plan that provides for an aggregate maximum of up to 150,000 common shares to be issued upon the exercise of stock options granted to outside directors, who are defined as non-employee directors of the Company or Meridian Mutual. Each outside director will automatically be granted an option to purchase 1,210 common shares on the date of each annual meeting of shareholders up until termination of the plan. The exercise price per share for each option will be equal to the fair market value of a common share on the date of grant. Each option will be exercisable commencing one year after the date of the grant and will expire no later than 10 years after the date of the grant. As of December 31, 1999, total options with respect to 79,860 shares have been granted.

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined using the fair value of the options at the grant dates in accordance with SFAS No. 123, the Company's net income and earnings per share for the periods ended December 31, 1999, 1998 and 1997 would have been reduced by the following pro-forma amounts: $49,000, $186,000, and $640,000 and $0.01, $0.02 and
  $0.08, respectively. The weighted average grant date fair value of options granted during the year was estimated to be $17.45, $17.07 and $17.26 using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 5.94 percent, 5.31 percent and 6.29 percent; dividend yield of 2.04 percent, 1.80 percent and 2.29 percent; and volatility of 30.95 percent, 38.10 percent and 26.36 percent. As of December 31, 1999, options outstanding under these plans had an exercise price that ranged from $8.26 to $15.50 and a remaining weighted average contractual life of 8.89 years.
  Stock options granted by the Company for the periods ended December 31, 1999, 1998 and 1997, are summarized in the following table:


                                 1999                1998                1997
                               Weighted            Weighted            Weighted
                                 Price    Shares     Price    Shares     Price    Shares

Outstanding at January 1      $  11.70   608,759  $  11.58   609,952  $  10.15   367,374
Granted                          14.77    12,100     15.50    14,520     13.26   313,713
Exercised during the year         9.83   (40,028)    11.27   (15,713)      ---       ---
Canceled during the year         14.06    (4,840)      ---       ---     11.64   (71,135)
Outstanding at December 31       11.87   575,991     11.70   608,759     11.58   609,952

Portion thereof exercisable
  at December 31              $  11.81   551,791  $  11.48   552,494  $  11.33   592,215

Available for future grants              766,620             776,300             748,953



15. Unaudited Selected Quarterly Financial Data
    (Amounts in thousands except per-share data)



                                                 Quarter Ended
                               March 31    June 30   September 30   December 31

1999
Revenues                      $  52,841   $  55,761   $  56,716     $   57,112
Net income                    $     630   $   2,280   $   2,602     $    1,738
Basic earnings per share      $    0.08   $    0.28   $    0.33     $     0.22
Diluted earnings per share    $    0.08   $    0.28   $    0.32     $     0.22

1998
Revenues                      $  52,633   $  54,345   $  53,833     $   52,906
Net income                    $   2,517   $   2,494   $   2,940     $    4,199
Basic earnings per share      $    0.32   $    0.31   $    0.36     $     0.53
Diluted earnings per share    $    0.31   $    0.31   $    0.36     $     0.52




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information contained under the captions "Election of Directors" and "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held May 10, 2000.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 10, 2000.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated herein by reference to the information contained under the caption "Beneficial Ownership of Common Shares" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 10, 2000.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information contained under the caption "Certain Relationships and Transactions" in the Company's definitive proxy statement to be sent to shareholders in connection with the annual meeting of shareholders to be held on May 10, 2000.



                               PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)  Documents filed as a part of this report.

     (1)  Financial Statements:

          Report of Independent Accountants
          Financial Statements:
            Consolidated Statement of Income for the years ended
              December 31, 1999, 1998 and 1997
            Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
            Consolidated Statement of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997
            Notes to Consolidated Financial Statements

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

     (3)  Exhibits:
          See Index to Exhibits

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the period covered by this statement.



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

                                        Meridian Insurance Group, Inc.

                                        By: /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker
                                        Vice President, Chief Financial
                                        Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2000, on behalf of the registrant in the capacities indicated:



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


      /s/ Norma J. Oman                  /s/ David M. Kirr
     Norma J. Oman                      David M. Kirr
     President, Chief Executive         Director
     Officer and Director


      /s/ Timothy J. Hanrahan            /s/ James D. Price
     Timothy J. Hanrahan                James D. Price
     Senior Vice President              Director


      /s/ Carl W. Buedel                 /s/ Sarah W. Rowland
     Carl W. Buedel                     Sarah W. Rowland
     Senior Vice President              Director


      /s/ Joseph D. Barnette, Jr.        /s/ Thomas H. Sams
     Joseph D. Barnette, Jr.            Thomas H. Sams
     Director                           Director



                    MERIDIAN INSURANCE GROUP, INC.
                              FORM 10-K
             for the fiscal year ended December 31, 1999
                          Index to Exhibits

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

          3.05 Amendment to Bylaws of Meridian Insurance Group, Inc. effective December 9, 1998. (Incorporated by reference to Exhibit 3.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1998;
                Commission File No. 0-11413.)

(4)       4.01  Text of Certificate for Common Shares of Meridian
                Insurance Group, Inc. (Incorporated by reference to Exhibit 4.01 to the registrant's Form S-1 Registration Statement No. 33-11413.)

          4.02 Additional text of newly issued Certificates for Common Shares of Meridian Insurance Group, Inc. (Incorporated by reference to Exhibit 4.02 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

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
                Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 10.06 to the registrant's Form S-1 Registration Statement No. 33-11413.)**
         10.02 Form of Addendum to Supplemental Pension Agreement between Meridian Mutual Insurance Company and Harold C. McCarthy. (Incorporated by reference to Exhibit 19.07 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1991; Commission File No. 0-11413.)**

         10.03 Form of Supplemental Retirement Income Plan for Employees of Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.02 of the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission
                File No. 0-11413.)**

         10.04 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 10.07 to Amendment No. 1 to the registrant's Form S-1 Registration Statement No. 33-11413.)**

         10.05  First and Second Amendments to Meridian Insurance Group,
                Inc., 1987 Employee Incentive Stock Plan.**           *Page 66

         10.06 Form of 1994 Incentive Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)**

         10.07 Form of 1994 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1994; Commission File No. 0-11413.)**

         10.08 Form of 1995 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1995; Commission File No. 0-11413.)**

         10.09  Meridian Insurance Group, Inc., 1996 Employee Incentive
                Stock Plan. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1995; Commission File No. 0-11413.)**

         10.10 First and Second Amendments to Meridian Insurance Group, Inc. 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.11  Form of March 3, 1997 Non-Qualified Stock Option
                Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.50 to the registrant's Form 10-K for the fiscal year ended December 31, 1996;
                Commission File No. 0-11413.)**

         10.12 Form of Amendment No. 1 to the March 3, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.13 Form of March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)**

         10.14 Form of Amendment No. 1 to the March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.13 to the registrant's Form
                10-K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)**

         10.15  Form of December 1, 1997 Non-Qualified Stock Option
                Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit
                10.14 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.16 Written Description of 1999 Meridian Insurance Group, Inc., Executive Incentive Plan. (Incorporated by reference to
                Exhibit 10.15 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.17  Written Description of 2000 Meridian Insurance Group, Inc.,
                Executive Incentive Plan.**                           *Page 68

         10.18  The Meridian Mutual Insurance Company Non-employee
                Director's Pension Plan.  (Incorporated by reference to
                Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1988; Commission File No. 0-11413.)**

         10.19 Meridian Insurance Group, Inc., 1994 Outside Director Stock Option Plan. (Incorporated by reference to Exhibit
                19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

         10.20 Form of Directors' Non-qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)**

         10.21 Meridian Insurance Group, Inc. 401(k) Plan effective January 1, 1997. (Incorporated by reference to
                Exhibit 10.21 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.22 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and Norma J. Oman, Steven R. Hazelbaker, J. Mark McKinzie, Timothy
                J. Hanrahan, and Carl W. Buedel. (Incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.23 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and all other Executive Officers of Meridian Mutual Insurance Company not mentioned in Exhibit 10.20 above. (Incorporated by reference to Exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.24  Meridian Insurance Statement of Policy on Inter-Company
                Expense Allocation. (Incorporated by reference to Exhibit 19.06 to the registrant's Form 10-K for the fiscal year ended December 31, 1992; Commission File No. 0-11413.)

         10.25 Reinsurance Pooling Agreement Amended and Restated as of July 1, 1998, by and among Meridian Mutual Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Citizens Security Insurance Company, and Insurance Company of Ohio. (Incorporated by reference to Exhibit 10.25 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.26 Management Services Agreement among Meridian Insurance Group, Inc., Meridian Mutual Insurance Company and their Affiliates effective January 1, 1997. (Incorporated by reference to Exhibit 10.32 to the registrant's
                Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.27  Term Loan Agreement and Business Credit Note between NBD
                Bank, N.A., and Meridian Insurance Group, Inc., dated July 29, 1996. (Incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.25 Form of Modification of Term Loan Agreement between NBD Bank, N.A., and Meridian Insurance Group, Inc., effective
                December 31, 1997. (Incorporated by reference to
                Exhibit 10.31 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File
                No. 0-11413.)

         10.29 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.30 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.31 Form of Meridian Insurance Agency Agreement (Incorporated by reference to Exhibit 10.31 to the registrant's Form
                10-K for the fiscal year ended December 31, 1998;
                Commission File No. 0-11413.)

         10.32 Form of Meridian Insurance New Agent's Incentive Compensation Agreement. (Incorporated by reference to Exhibit
                10.32 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-
                11413.)

         10.33 Form of Meridian Insurance Non-Standard Automobile Contingent Commission Agreement. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.34 Form of Meridian Insurance Farm Lines Contingent Commission Agreement. (Incorporated by reference to Exhibit 10.34 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.35  Property Per Risk Excess of
                Loss Reinsurance Agreement between Employers
                Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2 Registration Statement, File No. 33-58406.)

         10.36 Form of Amendment No. 2 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1997. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.37 Form Amendment No. 3 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Vernon Fire & Casualty Insurance Company, and the Citizens Security Group effective January 1, 1998. (Incorporated by reference to Exhibit 10.38 to the registrant's Form
                10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.38  Commercial and Personal
                Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 9 to the Commercial and Personal Umbrella Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to
                Exhibit 10.41 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.39  Personal Excess Liability
                Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 7 to the Personal Excess Liability Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.40 Basket Reinsurance Agreement effective January 1, 1997, among Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company and Citizens Security Group. (Incorporated by reference to Exhibit 10.42 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.41 Sixth Excess Catastrophe Reinsurance Program effective January 1, 1997, issued to Meridian Mutual Group by the Subscribing Reinsurers Executing the Interests and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.42 Form of Addendum No. 1 to the Sixth Excess Catastrophe Reinsurance Contract effective January 1, 1997, issued to the Meridian Mutual Group. (Incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.43 Property Excess of Loss Reinsurance Binding Agreement between Meridian Mutual Group and NAC Reinsurance Corporation effective June 15, 1995 and Endorsement No.1 effective January 1, 1996. (Incorporated by reference to Exhibit 10.44 to the registrant's Form
                10-K for the fiscal year ended December 31, 1995;
                Commission File No. 0-11413.)

         10.44 Form of Endorsement No. 2, which became effective January 1, 1997, and Form of Endorsement No. 3, which became effective June 15, 1996, to the Property Excess of Loss Reinsurance Binding Agreement. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)

         10.45 Endorsement No. 4, Property Excess of Loss Reinsurance Binding Agreement, effective June 1, 1998. (Incorporated by reference to Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.46 Seventh Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.52 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.47 Underlying Aggregate Excess Catastrophe Reinsurance Contract, effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.48 Form of Addendum No. 2 to the Sixth Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued to Meridian Mutual Group. (Incorporated by reference to Exhibit 10.54 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.49 Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.50 Amendment No. 1 To Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, and Vernon Fire
                and Casualty Insurance Company, effective January 1,
                1995                                                  *Page 69

         10.51 Amendment No. 4 To Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Vernon Fire and
                Casualty Insurance Company, Citizens Security Mutual
                Insurance Company, Citizens Fund Insurance Company,
                and Insurance Company of Ohio, effective December 30,
                1996                                                  *Page 74

         10.52  Liability Excess Reinsurance Agreement between
                Employers Reinsurance Corporation, Meridian Mutual
                Insurance Company, Meridian Security Insurance
                Company, Meridian Citizens Mutual Insurance Company,
                Meridian Citizens Security Insurance Company, and
                Insurance Company of Ohio, effective January 1, 1999
                                                                      *Page 76

         10.53 Amendment No. 1 To Basket Reinsurance Agreement between Employers Reinsurance Corporation, Meridian
                Mutual Insurance Company, Meridian Security Insurance
                Company, Vernon Fire and Casualty Insurance Company,
                Citizens Security Mutual Insurance Company, Citizens
                Fund Insurance Company, and Insurance Company of Ohio
                                                                      *Page 95

         10.54  Endorsement No. 5 To The Property Excess Of Loss
                Reinsurance Binding Agreement between Meridian
                Insurance, Meridian Citizens Mutual Insurance
                Company, Meridian Citizens Security Insurance
                Company, and NAC Reinsurance Corporation, effective
                April 1, 1999                                         *Page 97

         10.55  Underlying Aggregate Excess Catastrophe Reinsurance
                Contract, effective January 1, 2000, issued to
                Meridian Mutual Insurance Group by the Subscribing
                Reinsurers Executing the Interest and Liabilities
                Agreements identified therein                         *Page 99

         10.56  Excess Catastrophe Reinsurance Contract effective
                January 1, 2000, issued to Meridian Mutual Insurance
                Group by the Subscribing Reinsurers Executing the
                Interest and Liabilities Agreements identified
                therein                                               *Page 125

         10.57  Form of Addendum No. 1 to the Seventh Excess
                Catastrophe Reinsurance Contract effective January 1,
                2000, issued to the Meridian Mutual Group             *Page 154

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

         10.65 Form of Meridian Citizens Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.65 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1998;  Commission File No. 0-11413.)

(11)            No exhibit.

(12)            No exhibit.

(13)            No exhibit.

(16)            No exhibit.

(18)            No exhibit.

(21)     21.01  Revised list of Subsidiaries of Meridian Insurance Group,
                Inc. (Incorporated by reference to Exhibit 21.01 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

(22)            No exhibit.

(23)     23.01  Consent of Independent Accountants dated March 28, 2000
                                                                     *Page 158
(24)            No exhibit.

(27)     27.01  Financial Data Schedule for Meridian Insurance Group,
                Inc., for the year ended December 31, 1999           *Page 159

         27.02  Restated Financial Data Schedule for Meridian Insurance
                Group, Inc., for the year ended December 31, 1998    *Page 160

         27.03  Restated Financial Data Schedule for Meridian
                Insurance Group, Inc., for the year ended December 31, 1997.
                                                                     *Page 161

(28)     28.01  Combined Statutory Schedule P Loss and Loss
                Adjustment Expense Reserves for the Consolidated
                Insurance Subsidiaries of Meridian Insurance Group,
                Inc., as of December 31, 1998                        *Page 162

*   Exhibits filed as a part of this document.

** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                              FORM 10-K
                INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                        PAGE

Schedule I    Summary of Investments Other than Investments in Related
              Parties                                                     61

Schedule II   Condensed Financial Information of Registrant               62

Schedule IV   Reinsurance                                                 64

Schedule VI   Supplemental Information Concerning Property-Casualty
              Insurance Operations                                        65



                       MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                            SCHEDULE I--SUMMARY OF INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                    December 31, 1999
                                                                                          Amount at
                                                                                        Which Shown
                                                                           Market          in the
                                                            Cost            Value       Balance Sheet
Fixed maturities
  Available-for-sale:
    Bonds
      United States Government and government
        agencies and authorities                      $  13,918,197   $  13,706,234   $  13,706,234
      States, municipalities, and political
        subdivisions                                     92,627,104      90,703,127      90,703,127
      Public utilities                                    4,101,340       3,957,250       3,957,250
      All other corporate bonds                          96,903,035      93,209,016      93,209,016
    Redeemable preferred stocks                          24,540,661      24,855,905      24,855,905
        Total fixed maturities                          232,090,337     226,431,532     226,431,532

Equity securities
  Common stocks
    Public utilities                                      4,978,023       5,654,842       5,654,842
    Banks, trust, and insurance companies                 5,382,953       9,061,632       9,061,632
    Industrial, miscellaneous, and all other             43,920,821      54,285,625      54,285,625
        Total equity securities                          54,281,797      69,002,099      69,002,099

Other long-term investments                               1,159,308       1,322,209       1,322,209
Short-term investments                                    2,822,215       2,822,215       2,822,215
        Total other investments                           3,981,523       4,144,424       4,144,424
        Total investments                             $ 290,353,657   $ 299,578,055   $ 299,578,055





                       MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                       SCHEDULE II
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    (PARENT COMPANY)
                                      BALANCE SHEET
                            as of December 31, 1999 and 1998

                                        ASSETS
                                                            1999            1998
Cash and short-term investments                       $   1,965,197   $   2,271,945
Investment in subsidiaries
  (eliminated in consolidation)                         147,611,181     153,261,543
Other assets                                                268,617         265,973
  Total assets                                          149,844,995     155,799,461

         LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company              $   1,188,053   $   1,045,989
Post-employment benefits                                  2,204,739       1,935,616
Bank loan payable                                         8,500,000      10,125,000
Dividends payable                                           635,303         579,497
Other liabilities                                           507,731         144,526
  Total liabilities                                      13,035,826      13,830,628

Shareholders' equity
  Common shares                                          44,793,300      44,336,679
  Treasury shares, at cost; 291,557 and 212,800 shares
    respectively                                         (4,566,809)     (3,277,781)
  Contributed capital                                    36,481,864      25,923,462
  Accumulated other comprehensive income                  5,988,295      15,190,238
  Retained earnings                                      54,112,519      59,796,235
    Total shareholders' equity                          136,809,169     141,968,833
    Total liabilities and shareholders' equity        $ 149,844,995   $ 155,799,461




                                          STATEMENT OF INCOME
                       for the Years Ended December 31, 1999, 1998, and 1997
                                                            1999            1998            1997
Dividend income from subsidiaries                     $   5,000,000   $   5,000,000   $   5,000,000
Other income                                                 15,290          23,115          24,537
Less:  General operating expenses                         1,404,474         619,405         773,888
       Interest expense                                     532,006         672,630         732,047
       Current federal income tax benefit                  (620,118)       (338,581)       (191,110)
  Income before equity in net income of subsidiaries      3,698,928       4,069,661       3,709,712
Equity in undistributed net income of subsidiaries        3,551,580       8,080,884       3,211,411
    Net income                                        $   7,250,508   $  12,150,545   $   6,921,123




                           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                            SCHEDULE II
                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                                      STATEMENT OF CASH FLOWS
                        For the Years Ended December 31, 1999, 1998 and 1997
                                                            1999            1998            1997
Cash flows from operations:
  Net income                                          $   7,250,508   $  12,150,545   $   6,921,123
  Reconciliation of net income to net cash
    provided by operations:
      Equity in undistributed net income of
        subsidiaries                                     (3,551,580)     (8,080,884)     (3,211,411)
      (Increase) decrease in other assets                    (2,644)       (180,224)        (66,859)
      Increase in due to Meridian Mutual
         Insurance Company                                  142,064         238,795         779,677
      Increase in post-employment benefits                  269,123           2,435         515,367
      Increase (decrease) in other liabilities              363,206          11,763            (524)
      Issuance of common shares                               5,564             ---             ---
      Issuance of restricted shares                          57,618          65,209             ---
      Other, net                                                ---             ---          35,579
  Net cash provided by operations                         4,533,859       4,207,639       4,972,952

Cash flows from financing activities:
    Proceeds from stock options                             393,439         161,054             ---
    Repurchase of common stock                           (1,289,028)       (969,593)     (2,308,188)
    Repayment of bank loan                               (1,625,000)     (1,250,000)       (500,000)
    Dividends paid                                       (2,320,018)     (2,124,275)     (2,144,839)
    Net cash used by financing activities                (4,840,607)     (4,182,814)     (4,953,027)

Net increase (decrease) in cash                            (306,748)         24,825          19,925
Cash at beginning of year                                 2,271,945       2,247,120       2,227,195

Cash at end of year                                   $   1,965,197   $   2,271,945   $   2,247,120



                        MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                SCHEDULE IV - REINSURANCE
                     For the Years Ended December 31, 1999, 1998 and 1997
                                                                                          Percentage
                                                Ceded          Assumed                     of Amount
                                Gross         to Other       from Other          Net        Assumed
                               Amount       Companies(1)    Companies(1)       Amount       to Net
Property and liability
  insurance premiums:

Year ended
  December 31, 1999       $ 216,078,155   $   17,055,306  $      397,210  $ 199,420,059          0.2%

Year ended
  December 31, 1998       $ 205,534,750   $   16,960,370  $      614,042  $ 189,188,422          0.3%

Year ended
  December 31, 1997       $ 211,105,812   $   17,751,345  $    1,232,165  $ 194,586,632          0.6%


(1) The amounts for the years ended December 31, 1999, 1998 and 1997 represents the Company's insurance subsidiaries share of third party reinsurance transactions pursuant to the pooling agreement.



                     MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                    SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS
                 For the Years Ended December 31, 1999, 1998 and 1997
                                                            1999            1998            1997
Deferred policy acquisition costs                     $  19,974,450   $  17,671,856   $  17,651,544

Reserves for losses and loss adjustment expenses      $ 145,962,418   $ 154,252,671   $ 169,801,326

Unearned premiums                                     $  88,698,507   $  81,223,095   $  82,839,333

Earned premiums                                       $ 199,420,059   $ 189,188,422   $ 194,586,632

Investment income                                     $  16,324,820   $  17,245,684   $  16,371,711

Losses and loss adjustment expenses incurred related to:
  Current years                                       $ 157,071,731   $ 145,328,331   $ 165,576,734
  Prior years                                         $  (6,854,123)  $  (8,708,340)  $ (16,358,003)

Amortization of deferred policy acquisition costs     $  44,851,094   $  42,213,612   $  42,163,797

Paid losses and loss adjustment expenses              $ 150,762,023   $ 145,099,806   $ 147,779,800

Premiums written                                      $ 206,665,777   $ 188,071,251   $ 194,519,309
