Form 10-Q
period 2000-03-31
MERIDIAN INSURANCE GROUP INC
filed 2000-05-11
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.


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


                 7,900,466 Common Shares at March 31, 2000


The Index of Exhibits is located at page 16 in the sequential numbering system.
Total pages: 16




           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

                 These quarterly interim financial statements are
            unaudited.


               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                as of March 31, 2000 and December 31, 1999


                                                    March 31       December 31
                                                      2000            1999
                                                   (Unaudited)

                     ASSETS
Investments:
   Fixed maturities, available for sale at market
      (cost $229,727,000 and $232,090,000)      $   224,763,533 $   226,431,532
   Equity securities, at market
      (cost $54,332,000 and $54,282,000)             67,488,958      69,002,099
 Short-term investments, at cost, which
      approximates market                             3,435,885       2,822,215
 Other invested assets                                1,261,121       1,322,209
   Total investments                                296,949,497     299,578,055
Cash                                                  1,580,330       1,381,888
Premium receivable, net of bad debt allowance        12,724,726      13,113,315
Accrued investment income                             2,989,540       3,314,756
Deferred policy acquisition costs                    20,631,060      19,974,450
Goodwill                                             13,894,358      14,070,480
Reinsurance receivables                              31,304,495      34,057,786
Prepaid reinsurance premiums                          3,657,141       3,592,121
Due from Meridian Mutual Insurance Company            9,286,673       4,620,574
Other assets                                          3,303,465       4,519,700
   Total assets                                 $   396,321,285 $   398,223,125

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   140,636,180 $   145,962,418
Unearned premiums                                    91,860,707      88,698,507
Other post-employment benefits                        2,260,247       2,204,739
Bank loan payable                                     8,000,000       8,500,000
Payable for securities                                1,494,958               0
Reinsurance payables                                 10,220,819       9,142,015
Other liabilities                                     4,016,362       6,906,277
   Total liabilities                                258,489,273     261,413,956

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;

    issued 8,251,151 and 8,218,167; outstanding 7,900,466 and
    7,926,610 at March 31, 2000 and December 31, 1999,
    respectively (including 10% stock dividend issued
    on January 11, 2000, for 721,872 shares, and
    January 6, 1999, for 658,493 shares)             45,142,924      44,793,300
 Treasury Shares, at cost; 350,685 and
    291,557 shares, respectively                     (5,375,820)     (4,566,809)
 Contributed capital                                 36,481,864      36,481,864
 Retained earnings                                   56,142,241      54,112,519
 Accumulated other comprehensive income               5,440,803       5,988,295
   Total shareholders' equity                       137,832,012     136,809,169
   Total liabilities and shareholders' equity   $   396,321,285 $   398,223,125


The accompanying notes are an integral part of the consolidated financial statements.


                 MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                    for the three months of March 31, 2000
                              (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                      2000            1999

Premiums earned                                 $    53,192,794 $    47,715,360
Net investment income                                 3,803,164       4,155,279
Realized investment gains                             1,318,934         942,433
Other income                                            285,943          28,193
  Total revenues                                     58,600,835      52,841,265


Losses and loss adjustment expenses                  38,583,510      36,500,943
General operating expenses                            4,050,952       4,301,197
Interest expenses                                       140,703         152,974
Amortization expenses                                12,362,857      10,882,003
  Total expenses                                     55,138,022      51,837,117

Income before taxes and change
  in accounting method                                3,462,813       1,004,148

Income taxes (benefit):
  Current                                               599,000         124,000
  Deferred                                              199,000         (44,000)
     Total income taxes                                 798,000          80,000

Income before change in accounting
   method                                             2,664,813         924,148

Cumulative effect of change in
   accounting method, net of tax                              0        (293,700)

    Net Income                                  $     2,664,813 $       630,448

  Basic average shares outstanding                    7,919,915       7,973,734

  Weighted average shares outstanding                 7,943,042       8,079,031

Per share results:

   Basic earnings per share before
     change in accounting method                $          0.34 $          0.12
   Accounting change, net of tax, per share                0.00           (0.04)
   Basic earnings per share                     $          0.34 $          0.08

   Diluted earnings per share before
     change in accounting method                $          0.34 $          0.12
   Accounting change, net of tax, per share                0.00           (0.04)
   Diluted earnings per share                   $          0.34 $          0.08



The accompanying notes are an integral part of the consolidated financial statements.


                              MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             for the three months ended March 31, 2000 and 1999
                                                (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Shares         Shares        Capital        Earnings    Income (Loss)  Income (Loss)

Balance January 1, 1999                 $   44,336,679 $  (3,277,781) $   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --            --              --        630,448             -- $      630,448
  Other comprehensive
    income, net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --            --              --             --     (2,253,742)    (2,253,742)
Comprehensive income (loss)                         --            --              --             --             -- $   (1,623,294)
Repurchase of 15,634 common shares                  --      (299,977)         79,295             --             --
Issuance of 3,104 restricted
   common shares                                57,618            --              --             --             --
Issuance of 290 common shares                    5,564            --              --             --             --
Exercise of stock options for 28,189
   common shares                               304,301            --              --             --             --
Dividends ($0.08 per share)                         --            --              --       (581,250)            --
Balance at March 31, 1999               $   44,704,162 $  (3,577,758) $   26,002,757 $   59,845,433 $   12,936,496


Balance January 1, 2000                 $   44,793,300 $  (4,566,809) $   36,481,864 $   54,112,519 $    5,988,295
Comprehensive income:
  Net income                                        --            --              --      2,664,813             -- $    2,664,813
  Other comprehensive
    income, net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --            --              --             --       (547,492)      (547,492)
Comprehensive income                                --            --              --             --             -- $    2,117,321
Repurchase of 59,128 common
   shares                                           --      (809,011)             --             --             --
Issuance of 7,758 restricted
   shares                                      102,067            --              --             --             --
Exercise of stock options for 25,226
   common shares                               247,557            --              --             --             --
Dividends ($0.24 per share)                         --            --              --       (635,091)            --
Balance at September 30, 1999           $   45,142,924 $  (5,375,820) $   36,481,864 $   56,142,241 $    5,440,803


The accompanying notes are an integral part of the consolidated financial statements.


                      MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                    for the three months ended March 31, 2000 and 1999
                                       (Unaudited)

                                                                   March 31,
                                                                     2000            1999

Cash flows from operating activities:
   Net income                                                  $   2,664,813   $     630,448
   Reconciliation of net income to net cash
    provided by operating activities:
     Amortization                                                 12,362,857      10,882,003
     Deferred policy acquisition costs                           (12,843,344)    (11,411,122)
     Deferred income taxes                                           199,000         (44,000)
     Increase in unearned premiums                                 3,162,200       2,757,777
     Increase (decrease) in losses and loss adjustment expenses   (5,326,238)      1,380,201
     Decrease (increase) in premium receivables                      388,589      (1,107,529)
     Increase in amount due to Meridian Mutual Ins. Co.           (4,666,100)     (1,888,436)
     Decrease (increase) in reinsurance receivables                2,753,291      (1,694,876)
     Increase in prepaid reinsurance premiums                        (65,020)       (196,729)
     Decrease in other assets                                        713,770         179,428
     Decrease in reinsurance payables                              1,078,804         611,412
     Decrease in accrued commissions and
       other expenses                                             (1,513,711)     (1,548,865)
     Increase in payable for federal income taxes                    599,000         124,000
     Increase (decrease) in other liabilities                       (740,904)         29,479
     Net realized investment gains (losses)                       (1,318,934)       (942,433)
     Issuance of restricted common stock                             102,067          57,618
     Issuance of common stock                                            ---             ---
     Cumulative effect of change in accounting method                    ---         293,700
     Other, net                                                     (329,382)       (781,332)
Net cash used by operating activities                             (2,779,242)     (2,669,256)

Cash flows from investing activities:
   Purchase of fixed maturities                                  (16,119,330)    (11,533,492)
   Proceeds from sale of fixed maturities                         13,794,926       9,126,605
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                           4,281,277       5,575,696
   Purchase of equity securities                                  (6,698,656)     (8,158,626)
   Proceeds from sale of equity securities                         8,449,089       9,003,224
   Net decrease (increase) in short-term investments                (613,670)      4,297,421
   Decrease in other invested assets                                  86,100          33,421
   Increase (decrease) in securities receivable/payable            1,494,493      (3,023,539)
Net cash provided by investing activities                          4,674,229       5,320,710

Cash flows from financing activities:
   Dividends paid                                                   (635,091)       (579,497)
   Repayment of bank loan                                           (500,000)       (375,000)
   Repurchase of common shares                                      (809,011)       (299,977)
   Exercise of stock options                                         247,557         304,301
Net cash used in financing activities                             (1,696,545)       (950,173)

Increase in cash                                                     198,442       1,701,281
Cash at beginning of period                                        1,381,888         854,522
Cash at end of period                                          $   1,580,330   $   2,555,803


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1999. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended March 31, 2000 and 1999 total 74 percent.


   2.  Reinsurance
     For the three months ended March 31, 2000 and 1999, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                                Three Months Ended
                                    March 31,
                               2000           1999

     Premiums written:
         Direct         $ 60,437,396   $  54,180,706
         Assumed              92,952         162,688
         Ceded            (4,240,373)     (4,066,987)
         Net            $ 56,289,975   $  50,276,407

     Premiums earned:
         Direct         $ 57,274,651   $  51,375,116
         Assumed              93,497         206,556
         Ceded            (4,175,354)     (3,866,312)
         Net            $ 53,192,794   $  47,715,360

     Losses and loss adjustment expenses:
         Direct         $ 38,254,821   $  40,994,699
         Assumed             267,419        (248,031)
         Ceded                61,270      (4,245,725)
         Net            $ 38,583,510   $  36,500,943


3.  Earnings Per Share
   The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three month periods ended March 31, 2000 and 1999:


                                           Three Months Ended
                                                March 31,
                                            2000         1999

Basic earnings per share computation:
  Numerator (net income) before change
    in accounting method               $ 2,664,813  $   924,148
  Denominator:
    Weighted average common
      shares outstanding                 7,919,915    7,973,734
  Basic earnings per share
    before change in
    accounting method                  $            $
  Cumulative effect of change
    in accounting method                       ---        (0.04)
  Basic earnings per share             $      0.34  $      0.08

Diluted earnings per share computation:
  Numerator (net income) before change
    in accounting method               $ 2,664,813  $   924,148
  Denominator:
    Weighted average common
      shares outstanding                 7,919,915    7,973,734
    Stock options                           23,127      105,297
    Total shares                         7,943,042    8,079,031
  Diluted earnings per share
    before change in
    accounting method                  $      0.34  $      0.12
  Cumulative effect of change
    in accounting method                       ---        (0.04)
  Diluted earnings per share           $      0.34  $      0.08

The earnings per share information in the above table reflects the ten percent stock dividend declared in December 1999 and 1998.


  4. Comprehensive Income
     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the period ended
     March 31, 2000 and 1999 consist of the following:

                                                            Three Months Ended
                                                                March 31,
                                                          2000           1999

Unrealized holding gains (losses) before
   deferred income taxes                          $      632,800 $   (2,292,435)
Deferred income tax (expense) or benefit                (221,000)       802,000
      Subtotal                                           411,800     (1,490,435)
Less:  Reclassification adjustment for
          realized gains                               1,476,292      1,175,307
       Income tax expense related to
          realized gains                                (517,000)      (412,000)
      Subtotal                                           959,292        763,307

Other comprehensive income (loss)                 $     (547,492)$   (2,253,742)


  5. Segment Information
     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the three months ended March 31, 2000 and 1999. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


March 31, 2000
                                                                                     Segment       Non-segment
                                     Personal       Farmowners      Commercial        Total           Total           Total
Premiums earned                  $  31,455,540   $   2,754,009   $ 18,983,245   $  53,192,794   $          ---  $  53,192,794
Net investment income                2,249,000         196,905      1,357,259       3,803,164              ---      3,803,164
Net realized investment gains              ---             ---            ---             ---        1,318,934      1,318,934
Other income                               ---             ---            ---             ---          285,943        285,943
   Total revenues                   33,704,540       2,950,914     20,340,504      56,995,958        1,604,877     58,600,835

Loss and LAE                        23,231,185       1,295,096     14,057,229      38,583,510              ---     38,583,510
General operating expenses           2,235,721         231,985      1,583,246       4,050,952              ---      4,050,952
Interest expense                           ---             ---            ---             ---          140,703        140,703
Amortization expenses                6,823,062         707,981      4,831,814      12,362,857              ---     12,362,857
   Total expenses                   32,289,968       2,235,062     20,472,289      54,997,319          140,703     55,138,022

Income (loss) before taxes           1,414,572         715,852       (131,785)      1,998,639       1,464,174       3,462,813
Income taxes (benefit)                 325,986         164,967        (30,370)        460,583         337,417         798,000

   Net income (loss)                 1,088,586         550,885       (101,415)      1,538,056       1,126,757       2,664,813


March 31, 1999

Premiums earned                  $  27,986,185   $   2,746,182   $ 16,982,993   $  47,715,360   $          ---  $  47,715,360
Net investment income                2,437,169         239,151      1,478,959       4,155,279              ---      4,155,279
Net realized investment gains              ---             ---            ---             ---          942,433        942,433
Other income                               ---             ---            ---             ---           28,193         28,193
   Total revenues                   30,423,354       2,985,333     18,461,952      51,870,639          970,626     52,841,265

Loss and LAE                        21,845,713       2,112,133     12,543,097      36,500,943              ---     36,500,943
General operating expenses           2,296,275         255,213      1,749,709       4,301,197              ---      4,301,197
Interest expense                           ---             ---            ---             ---          152,974        152,974
Amortization expenses                5,809,565         645,687      4,426,752      10,882,003              ---     10,882,003
   Total expenses                   29,951,553       3,013,033     18,719,558      51,684,143          152,974     51,837,117

Income (loss) before taxes
   and accounting change               471,801         (27,700)      (257,606)        186,496         817,652       1,004,148
Income taxes (benefit)                  37,588          (2,207)       (20,523)         14,858          65,142          80,000

Income (loss) before
   accounting change                   434,213         (25,493)      (237,083)        171,638         752,510         924,148
Cumulative effect of change
   in accounting method,
   net of tax                              ---             ---            ---             ---        (293,700)       (293,700)

   Net income (loss)             $     434,213   $     (25,493)  $   (237,083)  $     171,638   $     458,810   $     630,448



As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                            March 31,
                                       2000            1999
Personal Lines:
    Automobile                   $  24,699,256   $  21,160,212
    Homeowners                       6,115,062       6,163,504
    Other                              641,222         662,469
Total Personal Lines                31,455,540      27,986,185

Commercial Lines:
    Automobile                       5,040,544       4,353,137
    Workers Compensation             6,427,711       5,309,433
    Commercial Multi-Peril           6,265,706       6,213,675
    Other                            1,249,284       1,106,748
Total Commercial Lines              18,983,245      16,982,993

Farm Lines:
    Farmowners                       2,754,009       2,746,182
Total Farm Lines                     2,754,009       2,746,182

Total All Lines Combined         $  53,192,794   $  47,715,360


  6.  Changes in Accounting for Insurance-Related Assessments

  Effective January 1, 1999, the Company adopted SOP 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement requires that a liability for insurance-related assessments be recognized when the assessments have been imposed or it is probable that an assessment will be imposed, the event obligating the Company has occurred, and the amount can be reasonably estimated. SOP 97-3 requires that a liability for the current calendar year experience be recognized and that the initial application be treated as a cumulative effect type accounting change. The Company recorded an additional liability and a charge to the statement of income of $293,700 net of income tax, to reflect the cumulative effect of the accounting change in 1999.

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

  8.  Supplemental Cash Flow Disclosures

  Interest paid for the three month periods ended March 31, 2000 and 1999 was $137,103 and $152,974, respectively.

  Federal income taxes paid for the three month periods ended March 31, 2000 and 1999 were $0 and $300,000, respectively.


           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:


         Financial Position
         Total assets for Meridian Insurance Group, Inc. at March 31, 2000 were $396.3 million, a slight decrease from the December 31, 1999 total of $398.2 million. Unrealized depreciation on the Company's fixed maturity portfolio declined by approximately $0.7 million from $5.7 million at December 31, 1999 to $5.0 million at March 31, 2000. The effective duration of the Company's fixed maturity portfolio is approximately 4.9 years. Net unrealized appreciation of equity securities decreased approximately $1.5 million from $14.7 million at December 31, 1999 to approximately $13.2 million at March 31, 2000. Reinsurance receivables declined by approximately $2.8 million since year-end, consistent with a related $5.4 million decrease in loss and loss adjustment expense reserves.

         Total liabilities at March 31, 2000 of $258.5 million decreased in comparison to the $261.4 million reported at December 31, 1999. In addition to the change in loss and loss adjustment expense reserves, the decline in total liabilities resulted from the payment of certain other year-end liabilities. The liability for unearned premiums rose $3.2 million from December 31, 1999 due to increased premium volume for the quarter.

         The Company's shareholders' equity at March 31, 2000 increased slightly to $137.8 million compared to the December 31, 1999 total of $136.8 million. The primary factor leading to this increase was net income of $2.7 million, which exceeded the sum of unrealized losses on securities, share repurchases, and stockholder dividends for the quarter. The Company's book value per share at March 31, 2000 was $17.45, compared with $17.26 at year-end 1999.


         Results of Operations

         For the three months ended March 31, 2000, the Company recorded net income of $2.7 million, or $0.34 per common share for both basic and diluted earnings. This compares to net income of $0.6 million, or $0.08 earnings per share for both basic and diluted earnings for the corresponding 1999 period. Quarterly earnings per share included operating earnings of $0.23 for 2000 compared to $0.05 in 1999. Net realized investment gains were $0.11 in the first quarter of 2000 compared with $0.07 in 1999. The prior year's first quarter earnings also reflected a non-recurring charge of $0.04 per share after tax, representing the cumulative effect of a change in accounting method for certain insurance-related assessments. The Company's statutory combined ratio for the first quarter of 2000 improved to approximately 101.8 percent, compared to 107.0 percent in 1999.

         The Company's total revenues for the first quarter of 2000 were $58.6 million compared to $52.8 million for the same 1999 period. The Company had an increase of $5.5 million, or 11.5 percent, in earned premiums compared to 1999. Net written premiums increased 12.0 percent in 2000 over 1999's first quarter. The growth in written premiums was generated by a combination of rate increases and new business in commercial lines, with personal lines growth resulting from increased sales of the non-standard auto product and sales to affinity group members in certain states.

         Net investment income of approximately $3.8 million for the first quarter of 2000 declined in comparison to $4.2 million for 1999. This decline is attributable to a number of factors, including slight reductions in yields on preferred and common equities and in the average balance of fixed maturity investments held during the quarter. For the quarter ended March 31, 2000, the Company realized net gains on the sale of investments of approximately $1.3 million, or $0.11 per share after tax, compared to approximately $0.9 million or $0.07 per share after tax for the first quarter of 1999. The 2000 realized gains largely resulted from the sale of eight common stocks. Such gains were net of approximately $0.5 million of losses realized on bond sales in order to enhance liquidity and yield.

         The Company's total incurred losses and loss adjustment expenses for the first quarter of 2000 increased to $38.6 million from $36.5 million for the comparable 1999 quarter. The first quarter 2000 loss and loss adjustment expense ratio improved to 72.5 compared to 76.5 percent for the first quarter of 1999. Results for property coverages in the homeowners, farmowners, and commercial lines of business improved significantly over the same period in 1999. Such results were helped by fewer weather-related catastrophe losses, which declined from $4.2 million in 1999 to approximately $0.7 million for the first quarter of 2000. Consistent with industry trends, workers compensation results deteriorated during the quarter.

         The Company's total of general operating and amortization expenses of $16.4 million for the 2000 first quarter compared to the first quarter 1999 total of $15.2 million. Relative to earned premiums, this results in an improved
         30.9 percent expense ratio, compared to the 31.8 percent ratio for the first quarter of 1999. Key variable costs, including commissions, taxes and bureau assessments approximated last year's first quarter relationship to premiums. In total, other operating costs declined. When spread over the larger premium base, this resulted in the improved expense ratio.




               MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES




  PART II.    OTHER INFORMATION


     Item 6.  a. Exhibits.  See index to exhibits.

              b. A Form 8-K was filed on February 23, 2000, related to the authorization for the Company to repurchase up to 400,000 shares of the Company's common stock.



               MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                             SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



 DATE:    April 26, 2000                By:  /s/ Norma J. Oman
                                             Norma J. Oman, President and
                                             Chief Executive Officer

 DATE:    April 26, 2000                By:  /s/ Steven R. Hazelbaker
                                             Steven R. Hazelbaker,
                                             Vice President, Chief Financial
                                             Officer and Treasurer


          MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended March 31, 2000
                         Index to Exhibits



      Exhibit Number
Assigned in Regulation S-K
       Item 601                          Description of Exhibit


          (27)                      27.01 Financial Data Schedule