Form 10-Q
period 2000-06-30
MERIDIAN INSURANCE GROUP INC
filed 2000-08-11
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ]
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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


                 7,852,411 Common Shares at June 30, 2000


The Index of Exhibits is located at page 17 in the sequential numbering system.
Total pages: 17


           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.




                  MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                    as of June 30, 2000 and December 31, 1999


                                                     June 30       December 31
                                                      2000            1999
                                                   (Unaudited)

                     ASSETS
Investments:
 Fixed maturities, available for sale at market
      (cost $232,013,000 and $232,090,000)      $   226,556,830 $   226,431,532
 Equity securities, at market
      (cost $49,222,000 and $54,282,000)             56,797,150      69,002,099
 Short-term investments, at cost, which
      approximates market                             2,396,397       2,822,215
 Other invested assets                                1,300,834       1,322,209
   Total investments                                287,051,211     299,578,055
Cash                                                  8,271,957       1,381,888
Premium receivable, net of bad debt allowance        12,919,940      13,113,315
Accrued investment income                             3,254,916       3,314,756
Deferred policy acquisition costs                    21,478,479      19,974,450
Goodwill                                             13,718,236      14,070,480
Reinsurance receivables                              38,250,798      34,057,786
Prepaid reinsurance premiums                          3,796,082       3,592,121
Due from Meridian Mutual Insurance Company           12,019,167       4,620,574
Other assets                                          5,782,841       4,519,700
   Total assets                                 $   406,543,627 $   398,223,125

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   150,390,114 $   145,962,418
Unearned premiums                                    95,622,603      88,698,507
Other post-employment benefits                        2,315,755       2,204,739
Bank loan payable                                     7,500,000       8,500,000
Payable for securities                                   70,154               0
Reinsurance payables                                 13,046,662       9,142,015
Other liabilities                                     4,112,679       6,906,277
   Total liabilities                                273,057,967     261,413,956

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    issued 8,281,901 and 8,218,167; outstanding 7,852,411 and
    7,926,610 at June 30, 2000 and December 31, 1999,
    respectively (including 10% stock dividend issued
    on January 11, 2000, for 721,872 shares, and
    January 6, 1999, for 658,493 shares)             45,489,704      44,793,300
 Treasury Shares, at cost; 429,490 and
    291,557 shares, respectively                     (6,350,462)     (4,566,809)
 Contributed capital                                 36,481,864      36,481,864
 Retained earnings                                   56,346,411      54,112,519
 Accumulated other comprehensive income               1,518,143       5,988,295
   Total shareholders' equity                       133,485,660     136,809,169
   Total liabilities and shareholders' equity   $   406,543,627 $   398,223,125


The accompanying notes are an integral part of the consolidated financial statements.


                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                for the three and six months ended June 30, 2000
                                (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                      2000            1999            2000           1999

Premiums earned                                 $    55,286,084 $    49,955,752 $  108,478,878 $   97,671,112
Net investment income                                 4,172,251       4,084,476      7,975,415      8,239,755
Realized investment gains                             7,263,089       1,674,579      8,582,023      2,617,012
Other income                                            321,375          45,763        607,318         73,956
  Total revenues                                     67,042,799      55,760,570    125,643,634    108,601,835


Losses and loss adjustment expenses                  50,517,115      37,131,731     89,100,625     73,632,674
General operating expenses                            3,432,220       4,053,093      7,483,172      8,354,290
Interest expenses                                       124,975         117,237        265,678        270,210
Amortization expenses                                12,499,623      11,374,235     24,862,480     22,256,238
  Total expenses                                     66,573,933      52,676,296    121,711,955    104,513,412

Income before taxes and change
  in accounting method                                  468,866       3,084,274      3,931,679      4,088,423

Income taxes (benefit):
  Current                                                44,000         526,000        643,000        650,000
  Deferred                                             (409,000)        278,000       (210,000)       234,000
     Total income taxes                                (365,000)        804,000        433,000        884,000

Income before change in accounting
   method                                               833,866       2,280,274      3,498,679      3,204,423

Cumulative effect of change in
   accounting method, net of tax                              0               0              0       (293,700)

    Net Income                                  $       833,866 $     2,280,274 $    3,498,679 $    2,910,723

  Basic average shares outstanding                    7,876,114       7,982,065      7,897,060      7,978,006

  Weighted average shares outstanding                 7,895,698       8,063,168      7,917,884      8,072,083

Per share results:

   Basic earnings per share before
     change in accounting method                $          0.11 $          0.28 $         0.44 $         0.40
   Accounting change, net of tax, per share                0.00            0.00           0.00          (0.04)
   Basic earnings per share                     $          0.11 $          0.28 $         0.44 $         0.36

   Diluted earnings per share before
     change in accounting method                $          0.11 $          0.28 $         0.44 $         0.40
   Accounting change, net of tax, per share                0.00            0.00           0.00          (0.04)
   Diluted earnings per share                   $          0.11 $          0.28 $         0.44 $         0.36



The accompanying notes are an integral part of the consolidated financial statements.



                              MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             for the six months ended June 30, 2000 and 1999
                                              (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings    Income (Loss)  Income (Loss)

Balance January 1, 1999                 $   44,336,679 $ (3,277,781)  $   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --             --             --      2,910,723             -- $    2,910,723
  Other comprehensive
    income, net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (3,517,184)    (3,517,184)
Comprehensive income (loss)                         --             --             --             --             -- $     (606,461)
Repurchase of 32,651 common shares                  --       (573,697)            --             --             --
Issuance of 3,104 restricted
   common shares                                57,618             --             --             --             --
Issuance of 290 common shares                    5,564             --             --             --             --
Exercise of stock options for 36,389
   common shares                               393,439             --             --             --             --
Dividends ($0.14 per share)                         --             --             --     (1,163,513)            --
Balance at June 30, 1999                $   44,793,300 $   (3,851,478)$   25,923,462 $   61,543,445 $   11,673,054


Balance January 1, 2000                 $   44,793,300 $   (4,566,809)$   36,481,864 $   54,112,519 $    5,988,295
Comprehensive income:
  Net income                                        --             --             --      3,498,679             -- $    3,498,679
  Other comprehensive
    income, net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (4,470,152)    (4,470,152)
Comprehensive income (loss)                         --             --             --             --             -- $     (971,473)
Repurchase of 137,933 common
   shares                                           --     (1,783,653)            --             --             --
Issuance of 7,758 restricted
   shares                                      102,067             --             --             --             --
Exercise of stock options for 55,976
   common shares                               594,337             --             --             --             --
Dividends ($0.16 per share)                         --             --             --     (1,264,787)            --
Balance at June 30, 2000                $   45,489,704 $   (6,350,462)$   36,481,864 $   56,346,411 $    1,518,143


The accompanying notes are an integral part of the consolidated financial statements.




                           MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                           for the six months ended June 30, 2000 and 1999
                                               (Unaudited)

                                                                            June 30,
                                                                     2000            1999

Cash flows from operating activities:
   Net income                                                  $   3,498,679   $   2,910,723
   Reconciliation of net income to net cash
    provided by operating activities:
     Amortization                                                 24,862,480      22,256,238
     Deferred policy acquisition costs                           (26,284,265)    (23,799,276)
     Deferred income taxes                                          (210,000)        234,000
     Increase in unearned premiums                                 6,924,096       7,497,868
     Increase (decrease) in losses and loss adjustment expenses    4,427,696      (2,155,465)
     Decrease (increase) in premium receivables                      193,375      (2,969,954)
     Increase in amount due to Meridian Mutual Ins. Co.           (7,398,594)     (1,694,116)
     Increase in reinsurance receivables                          (4,193,012)       (936,890)
     Increase in prepaid reinsurance premiums                       (203,961)       (311,446)
     Decrease (increase) in other assets                           1,061,392        (837,273)
     Increase (decrease) in reinsurance payables                   3,904,647      (1,364,575)
     Decrease in accrued commissions and
       other expenses                                             (1,235,914)       (436,312)
     Increase (decrease) in payable for federal income taxes         293,000        (325,000)
     Increase (decrease) in other liabilities                       (922,380)        586,374
     Net realized investment gains                                (8,582,023)     (2,617,012)
     Issuance of restricted common stock                             102,067          57,618
     Issuance of common stock                                            ---           5,564
     Cumulative effect of change in accounting method                    ---         293,700
     Other, net                                                     (358,403)     (1,230,850)
Net cash used by operating activities                             (4,121,120)     (4,836,084)

Cash flows from investing activities:
   Purchase of fixed maturities                                  (28,082,833)    (27,240,272)
   Proceeds from sale of fixed maturities                         20,142,995      24,666,870
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                           7,727,296      11,352,109
   Purchase of equity securities                                 (11,423,547)    (12,446,911)
   Proceeds from sale of equity securities                        25,519,774      13,690,234
   Net decrease in short-term investments                            425,818         794,644
   Decrease (increase) in other invested assets                       86,100          (8,169)
   Increase (decrease) in securities receivable/payable               69,689      (2,811,898)
Net cash provided by investing activities                         14,465,292       7,996,607

Cash flows from financing activities:
   Dividends paid                                                 (1,264,787)     (1,160,747)
   Repayment of bank loan                                         (1,000,000)       (750,000)
   Repurchase of common shares                                    (1,783,653)       (573,697)
   Exercise of stock options                                         594,337         393,439
Net cash used in financing activities                             (3,454,103)     (2,091,005)

Increase in cash                                                   6,890,069       1,069,518
Cash at beginning of period                                        1,381,888         854,522
Cash at end of period                                          $   8,271,957   $   1,924,040


The accompanying notes are an integral part of the consolidated financial statements.




           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1999. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for the periods ended June 30, 2000 and 1999 total 74 percent.


   2.  Reinsurance
   For the three and six months ended June 30, 2000 and 1999, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                          Three Months Ended             Six Months Ended
                               June 30,                       June 30,
                         2000           1999            2000            1999

Premiums written:
    Direct         $ 62,407,665   $  58,293,034   $ 122,845,061   $ 112,473,740
    Assumed              68,115            (418)        161,067         162,270
    Ceded            (3,566,742)     (3,711,489)     (7,807,115)     (7,778,476)
    Net            $ 58,909,038   $  54,581,127   $ 115,199,013   $ 104,857,534

Premiums earned:
    Direct         $ 58,615,397   $  53,556,870   $ 115,890,048   $ 104,931,986
    Assumed              98,488            (400)        191,985         206,156
    Ceded            (3,427,801)     (3,600,718)     (7,603,155)     (7,467,030)
    Net            $ 55,286,084   $  49,955,752   $ 108,478,878   $  97,671,112

Losses and loss adjustment expenses:
    Direct         $ 59,174,567   $  39,510,992   $  97,429,388   $  80,505,691
    Assumed             249,985          53,513         517,404        (194,518)
    Ceded            (8,907,437)     (2,432,774)     (8,846,167)     (6,678,499)
    Net            $ 50,517,115   $  37,131,731   $  89,100,625   $  73,632,674


   3.  Earnings Per Share
   The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three and six month periods ended June 30, 2000 and 1999:


                                  Three Months Ended        Six Months Ended
                                       June 30,                  June 30,
                                  2000         1999         2000         1999

Basic earnings per share computation:
  Numerator (net income) before change
    in accounting method     $   833,866  $ 2,280,274  $ 3,498,679  $ 3,204,423
  Denominator:
    Weighted average common
      shares outstanding       7,876,114    7,982,065    7,897,060    7,978,006
  Basic earnings per share
    before change in
    accounting method        $            $      0.28  $      0.44  $      0.40
  Cumulative effect of change
    in accounting method             ---          ---          ---        (0.04)
  Basic earnings per share   $      0.11  $      0.28  $      0.44  $      0.36

Diluted earnings per share computation:
  Numerator (net income) before change
    in accounting method     $   833,866  $ 2,280,274  $ 3,498,679  $ 3,204,423
  Denominator:
    Weighted average common
      shares outstanding       7,876,114    7,982,065    7,897,060    7,978,006
    Stock options                 19,584       81,103       20,824       94,077
    Total shares               7,895,698    8,063,168    7,917,884    8,072,083
  Diluted earnings per share
    before change in
    accounting method        $      0.11  $      0.28  $      0.44  $      0.40
  Cumulative effect of change
    in accounting method             ---          ---          ---        (0.04)
  Diluted earnings per share $      0.11  $      0.28  $      0.44  $      0.36

The earnings per share information in the above table reflects the ten percent stock dividend declared in December 1999 and 1998.


  4. Comprehensive Income
  The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the periods ended
  June 30, 2000 and 1999 consist of the following:

                                                         Six Months Ended
                                                             June 30,
                                                        2000           1999

Unrealized holding gains (losses) before
   deferred income taxes                          $    2,001,882 $   (2,349,121)
Deferred income tax (expense) or benefit                (701,000)       822,000
      Subtotal                                         1,300,882     (1,527,121)
Less:  Reclassification adjustment for
          realized gains                               8,880,034      3,062,063
       Income tax expense related to
          realized gains                              (3,109,000)    (1,072,000)
      Subtotal                                         5,771,034      1,990,063

Other comprehensive income (loss)                 $   (4,470,152)$   (3,517,184)


  5. Segment Information
     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the six months ended June 30, 2000 and 1999. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


Six months ended June 30, 2000
                                                                                     Segment       Non-segment
                                     Personal          Farm         Commercial        Total           Total           Total
Premiums earned                  $  64,342,551   $   5,630,820   $ 38,505,507   $ 108,478,878   $         ---   $ 108,478,878
Net investment income                4,730,493         413,980      2,830,942       7,975,415             ---       7,975,415
Net realized investment gains              ---             ---            ---             ---       8,582,023       8,582,023
Other income                               ---             ---            ---             ---         607,318         607,318
   Total revenues                   69,073,044       6,044,800     41,336,449     116,454,293       9,189,341     125,643,634

Loss and LAE                        55,935,555       4,155,472     29,009,598      89,100,625             ---      89,100,625
General operating expenses           4,129,964         428,537      2,924,671       7,483,172             ---       7,483,172
Interest expense                           ---             ---            ---             ---         265,678         265,678
Amortization expenses               13,721,606       1,423,794      9,717,080      24,862,480             ---      24,862,480
   Total expenses                   73,787,125       6,007,803     41,651,349     121,446,277         265,678     121,711,955

Income (loss) before taxes          (4,714,081)         36,997       (314,900)     (4,991,984)      8,923,663       3,931,679
Income taxes (benefit)                (519,167)          4,074        (34,680)       (549,773)        982,773         433,000

   Net income (loss)                (4,194,914)         32,923       (280,220)     (4,442,211)      7,940,890       3,498,679


Six months ended June 30, 1999

Premiums earned                  $  57,569,212   $   5,616,800   $ 34,485,100   $  97,671,112   $         ---   $  97,671,112
Net investment income                4,856,668         473,846      2,909,241       8,239,755             ---       8,239,755
Net realized investment gains              ---             ---            ---             ---       2,617,012       2,617,012
Other income                               ---             ---            ---             ---          73,956          73,956
   Total revenues                   62,425,880       6,090,646     37,394,341     105,910,867       2,690,968     108,601,835

Loss and LAE                        46,975,917       4,911,143     21,745,614      73,632,674             ---      73,632,674
General operating expenses           4,460,096         495,704      3,398,490       8,354,290             ---       8,354,290
Interest expense                           ---             ---            ---             ---         270,210         270,210
Amortization expenses               11,881,915       1,320,580      9,053,743      22,256,238             ---      22,256,238
   Total expenses                   63,317,928       6,727,427     34,197,847     104,243,202         270,210     104,513,412

Income (loss) before taxes
   and accounting change              (892,048)       (636,781)     3,196,494       1,667,665       2,420,758       4,088,423
Income taxes (benefit)                (207,807)       (148,342)       744,639         388,490         495,510         884,000

Income (loss) before
   accounting change                  (684,241)       (488,439)     2,451,855       1,279,175       1,925,248       3,204,423
Cumulative effect of change
   in accounting method,
   net of tax                              ---             ---            ---             ---        (293,700)       (293,700)

   Net income (loss)             $    (684,241)  $    (488,439)  $  2,451,855   $   1,279,175   $   1,631,548   $   2,910,723



As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                    Six months ended June 30,
                                       2000            1999
Personal Lines:
    Automobile                   $  50,460,732   $  43,635,647
    Homeowners                      12,557,004      12,613,890
    Other                            1,324,815       1,319,675
Total Personal Lines                64,342,551      57,569,212

Commercial Lines:
    Automobile                      10,291,040       8,859,028
    Workers Compensation            12,902,738      10,829,101
    Commercial Multi-Peril          12,779,873      12,519,696
    Other                            2,531,856       2,277,275
Total Commercial Lines              38,505,507      34,485,100

Farm Lines:
    Farmowners                       4,553,242       4,552,143
    Other                            1,077,578       1,064,657
Total Farm Lines                     5,630,820       5,616,800

Total All Lines Combined         $ 108,478,878   $  97,671,112


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

  8.  Supplemental Cash Flow Disclosures

  Interest on the bank loan paid for the six month periods ended
  June 30, 2000 and 1999 was $268,078 and $286,773, respectively.

  Federal income taxes paid for the six month periods ended June
  30, 2000 and 1999 were $350,000 and $1,275,000, respectively.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations:

         Financial Position
         Total assets for Meridian Insurance Group, Inc. at June 30, 2000 were $406.5 million, an increase from the December 31, 1999 total of $398.2 million. Unrealized depreciation on the Company's fixed maturity portfolio declined by approximately $0.2 million from $5.7 million at December 31, 1999 to $5.5 million at June 30, 2000. The effective duration of the Company's fixed maturity portfolio is approximately 5.0 years. Net unrealized appreciation of equity securities decreased approximately $7.1 million from $14.7 million at December 31, 1999 to approximately $7.6 million at June 30, 2000. This has been substantially affected by the year-to-date level of realized gains on sales of equity securities. The June 30, 2000 cash balance of approximately $8.3 million resulted from the proceeds from certain of these equity sales near the end of the quarter. Reinsurance receivables increased by approximately $4.2 million since year-end, due to anticipated reinsurance recoveries on catastrophe losses.

         Total liabilities at June 30, 2000 of $273.1 million increased in comparison to the $261.4 million reported at December 31, 1999. Loss and loss adjustment expense reserves increased by $4.4 million due to the level and timing of claim activity and unearned premiums increased by $6.9 million from December 31, 1999, related to increased premium volume.

         The Company's shareholders' equity at June 30, 2000 decreased approximately 2.4 percent to $133.5 million compared to the December 31, 1999 total of $136.8 million. The primary factors leading to this decrease were net unrealized losses on investment securities of $4.5 million, treasury share repurchases in the open market of $1.8 million and shareholder dividends of $1.3 million. These factors were partially offset by $3.5 million of net income and $0.6 million of stock option exercises. The Company's book value per share at June 30, 2000 was $17.00, compared with $17.26 at year-end 1999.


         Results of Operations

         Quarter
         For the three months ended June 30, 2000, the Company recorded net income of $0.8 million, or $0.11 per common share for both basic and diluted earnings. This compares to net income of $2.3 million, or $0.28 earnings per share for both basic and diluted earnings for the corresponding 1999 period. Quarterly earnings per share included an operating loss of $0.49 for 2000 compared to earnings of $0.15 in 1999. Net realized investment gains were $0.60 per diluted share in the second quarter of 2000 compared with $0.13 per diluted share in 1999. The Company's statutory combined ratio for the second quarter of 2000 increased to approximately 118.9 percent, compared to
         103.4 percent in 1999.

         The Company's total revenues for the second quarter of 2000 were $67.0 million compared to $55.8 million for the same 1999 period. The Company had an increase of $5.3 million, or 10.7 percent, in earned premiums compared to 1999. Net written premiums increased 7.9 percent in the second quarter of 2000 over 1999. The growth in written premiums was generated by a combination of rate increases and new business in commercial lines, with personal lines growth resulting from increased sales of the non-standard auto product and sales to affinity group members in certain states.

         Net investment income of approximately $4.2 million for the second quarter of 2000 increased slightly in comparison to $4.1 million for 1999. This increase is due in part to focused efforts to raise book yield. This included selective sales of several tax advantaged securities, with reinvestment into taxable bonds with higher yields. For the quarter ended June 30, 2000, the Company realized net gains on the sale of investments of approximately $7.3 million, or $0.60 per diluted share after tax, compared to approximately $1.7 million or $0.13 per diluted share after tax for the second quarter of 1999. The 2000 realized gains were primarily generated from reducing or eliminating the Company's holdings of 17 common stocks. Certain of the proceeds from these sales are being invested in fixed maturities to generate higher investment income.

         The Company's total incurred losses and loss adjustment expenses for the second quarter of 2000 increased to $50.5 million from $37.1 million for the comparable 1999 quarter. The second quarter 2000 loss and loss adjustment expense ratio deteriorated to 91.4 compared to 74.3 percent for the second quarter of 1999. Results for most major lines of business deteriorated in the second quarter of 2000 compared to the same period of 1999. These results were impacted by weather-related property losses of approximately $7.3 million during the second quarter of 2000 versus $6.6 million during the same period of 1999. Also contributing to the Company's loss deterioration were increased frequency and severity of claims during the 2000 period. The Company has taken and is continuing to take a number of pricing and underwriting actions to address such experience.

         The Company's total of general operating and amortization expenses of $15.9 million for the 2000 second quarter compared to the second quarter 1999 total of $15.4 million. Relative to earned premiums, this results in an improved 28.8 percent expense ratio, compared to the 30.9 percent ratio for the second quarter of 1999. While the total of such expenses increased modestly, when spread over the larger earned premium base, this resulted in the improved ratio. The level of acquisition costs relative to premium remained similar to the prior period, while general operating costs were lower due to factors such as cost savings resulting from the year-end closing of the Minnesota office of Meridian Citizens and the absence of Y2K compliance costs.


         Six Months
         For the six months ended June 30, 2000, the Company recorded net income of $3.5 million, or $0.44 per common share for both basic and diluted earnings. This compares to net income of $2.9 million, or $0.36 per common share for both basic and diluted earnings for the corresponding 1999 period. The reduction in 2000 operating earnings compared to 1999 was more than offset by increased realized investment gains. Realized gains on investments were $8.6 million, or $0.70 per diluted share after tax in 2000, compared to $2.6 million or $0.11 per diluted share after tax, recorded for the same six month period of 1999. Operating earnings fell from $0.19 per diluted share through June 1999 to a loss of $0.26 through June 2000.

         The Company's total revenues for the six months ended June 30, 2000 were $125.6 million compared to $108.6 million for the corresponding 1999 period. The Company's earned premium increased $10.8 million, or 11.1 percent compared to the same period of 1999. This included an increase of
         11.8 percent in personal lines, an 11.7 percent increase in commercial lines, with farm lines remaining steady.
         The approximate 9.9 percent growth in net written premiums was largely due to growth initiatives with the non-standard automobile product, personal lines sales to Sam's Club members in certain states, and a combination of commercial line rate increases and new business.

         Net investment income of approximately $8.0 million for the first six months of 2000 declined slightly in comparison to $8.2 million for the same 1999 period, due to slight reductions in yields on preferred and common equities and from a slightly smaller base of invested assets.

         The Company's total incurred losses and loss adjustment expenses for the six months of 2000 increased to $89.1 million from $73.6 million for the comparable 1999 period. The loss and loss adjustment expense ratio increased from
         75.4 percent in 1999 to 82.1 percent in 2000. Net weather-related property losses incurred by the Company during the first six months of 2000 were estimated to be approximately $8.0 million. Such claims largely resulted from May wind and hail storms in Indiana and Wisconsin.
         For the comparable 1999 period, approximately $9.8 million of such losses were incurred by the Company. In addition to these losses, both the frequency and severity of claims worsened in 2000.

         The Company's total expenses, which includes general operating, amortization, and interest expenses, of $32.6 million for the first six months of 2000 increased compared to the 1999 total of $30.9 million. Relative to earned premiums, general operating and amortization expenses represented 30.1 percent of earned premiums through June 30, 2000, an improvement over the 31.6 percent relationship for the first half of 1999.

         Earnings through June 1999 also reflected a non-recurring charge of $0.04 per share after tax, representing the cumulative effect of a change in accounting method for certain insurance-related assessments.


                MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  PART II.    OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders.

  The Company's annual meeting of shareholders was held May
  10, 2000. At that meeting, the three management nominees for Director were elected, as follows:

   Nominee                      Shares For     Shares Withheld

   Joseph D. Barnette, Jr.      6,039,589      1,590,746
   Ramon L. Humke               6,036,383      1,593,952
   Thomas H. Sams               6,039,589      1,590,746


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



                                        MERIDIAN INSURANCE GROUP, INC.



  DATE:  July 26, 2000                  By:  /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:  July 26, 2000                  By:  /s/ Steven R. Hazelbaker
                                        Steven R. Hazelbaker, Vice
                                        President, Chief Financial
                                        Officer and Treasurer


          MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                             FORM 10-Q
                For the quarter ended June 30, 2000
                         Index to Exhibits



       Exhibit Number
Assigned in Regulation S-K
         Item 601                         Description of Exhibit


          (10)                      10.01 Written Description of 2000
                                          Meridian Insurance Group, Inc.,
                                          Long-Term Incentive
                                          Plan for Executive Staff

          (27)                      27.01 Financial Data Schedule