Form 10-Q
period 2000-09-30
MERIDIAN INSURANCE GROUP INC
filed 2000-11-14
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q

[ X ]
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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


               7,838,219 Common Shares at September 30, 2000


The Index of Exhibits is located at page 17 in the sequential numbering system.
Total pages: 27


           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

                 These quarterly interim financial statements are
            unaudited.


               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                  September 30     December 31
                                                      2000            1999
                                                   (Unaudited)

                     ASSETS
Investments:
 Fixed maturities, available for sale at market
      (cost $232,467,000 and $232,090,000)      $   230,096,705 $   226,431,532
 Equity securities, at market
      (cost $50,771,000 and $54,282,000)             57,031,025      69,002,099
 Short-term investments, at cost, which
      approximates market                             1,776,743       2,822,215
 Other invested assets                                1,727,901       1,322,209
   Total investments                                290,632,374     299,578,055
Cash                                                  2,560,717       1,381,888
Premium receivable, net of bad debt allowance        11,915,097      13,113,315
Accrued investment income                             3,016,588       3,314,756
Deferred policy acquisition costs                    21,032,680      19,974,450
Goodwill                                             13,542,114      14,070,480
Reinsurance receivables                              34,301,838      34,057,786
Prepaid reinsurance premiums                          3,594,358       3,592,121
Due from Meridian Mutual Insurance Company            9,215,929       4,620,574
Other assets                                          8,180,056       4,519,700
   Total assets                                 $   397,991,751 $   398,223,125

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   148,334,092 $   145,962,418
Unearned premiums                                    93,514,962      88,698,507
Other post-employment benefits                        2,257,965       2,204,739
Bank loan payable                                     7,000,000       8,500,000
Reinsurance payables                                  9,152,522       9,142,015
Other liabilities                                     6,018,575       6,906,277
   Total liabilities                                266,278,116     261,413,956

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    Issued 8,283,521 and 8,218,167; Outstanding 7,838,219 and
    7,926,610 at September 30, 2000 and December 31, 1999,
    respectively (including 10% stock dividend issued
    on January 11, 2000, for 721,872 shares, and
    January 6, 1999, for 658,493 shares)             45,503,728      44,793,300
 Treasury shares, at cost; 445,302 and
    291,557 shares, respectively                     (6,549,079)     (4,566,809)
 Contributed capital                                 36,481,864      36,481,864
 Retained earnings                                   53,479,036      54,112,519
 Accumulated other comprehensive income               2,798,086       5,988,295
   Total shareholders' equity                       131,713,635     136,809,169
   Total liabilities and shareholders' equity   $   397,991,751 $   398,223,125


The accompanying notes are an integral part of the consolidated financial statements.







                MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                      2000            1999            2000           1999

Premiums earned                                 $    54,775,594 $    50,891,817 $  163,254,472 $  148,562,929
Net investment income                                 3,979,975       4,023,052     11,955,390     12,262,807
Realized investment gains                             1,300,766       1,838,706      9,882,789      4,455,718
Other income (expense)                                  341,151         (37,784)       948,469         36,172
  Total revenues                                     60,397,486      56,715,791    186,041,120    165,317,626


Losses and loss adjustment expenses                  47,590,208      37,362,633    136,690,833    110,995,307
General operating expenses                            4,283,698       4,277,213     11,766,870     12,631,503
Interest expenses                                       135,771         134,530        401,449        404,741
Amortization expenses                                12,613,597      11,653,519     37,476,077     33,909,757
  Total expenses                                     64,623,274      53,427,895    186,335,229    157,941,308

Income (loss) before taxes and change
  in accounting method                               (4,225,788)      3,287,896       (294,109)     7,376,318

Income taxes (benefit):
  Current                                              (874,000)        704,000       (231,000)     1,354,000
  Deferred                                           (1,111,000)        (18,000)    (1,321,000)       216,000
     Total income taxes (benefit)                    (1,985,000)        686,000     (1,552,000)     1,570,000

Income (loss) before change in accounting method     (2,240,788)      2,601,896      1,257,891      5,806,318

Cumulative effect of change in
   accounting method, net of tax                              0               0              0       (293,700)

    Net Income (loss)                           $    (2,240,788)$     2,601,896 $    1,257,891 $    5,512,618

  Basic average shares outstanding                    7,842,226       7,968,231      7,878,649      7,974,736

  Weighted average shares outstanding                 7,842,226       8,057,192      7,923,498      8,067,012

Per share results:

   Basic earnings (loss) per share before
     change in accounting method                $         (0.29)$          0.33 $         0.16 $         0.73
   Accounting change, net of tax, per share                0.00            0.00           0.00          (0.04)
   Basic earnings (loss) per share              $         (0.29)$          0.33 $         0.16 $         0.69

   Diluted earnings (loss) per share before
     change in accounting method                $         (0.29)$          0.32 $         0.16 $         0.72
   Accounting change, net of tax, per share                0.00            0.00           0.00          (0.04)
   Diluted earnings (loss) per share            $         (0.29)$          0.32 $         0.16 $         0.68




The accompanying notes are an integral part of the consolidated financial statements.


                MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            for the nine months ended September 30, 2000 and 1999
                                (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings    Income (Loss)  Income (Loss)

Balance January 1, 1999                 $   44,336,679 $   (3,277,781)$   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --             --             --      5,512,618             -- $    5,512,618
  Other comprehensive
    income, net of tax:
     Unrealized loss on securities,
     net of reclassification
     adjustment                                     --             --             --             --     (9,039,282)    (9,039,282)
Comprehensive income (loss)                         --             --             --             --             -- $   (3,526,664)
Repurchase of 41,951 common shares                  --       (728,010)            --             --             --
Issuance of 3,104 restricted
   common shares                                57,618             --             --             --             --
Issuance of 290 common shares                    5,564             --             --             --             --
Exercise of stock options for 36,389
   common shares                               393,439             --             --             --             --
Dividends ($0.22 per share)                         --             --             --     (1,740,520)            --
Balance at September 30, 1999           $   44,793,300 $   (4,005,791)$   25,923,462 $   63,568,333 $    6,150,956


Balance January 1, 2000                 $   44,793,300 $   (4,566,809)$   36,481,864 $   54,112,519 $    5,988,295
Comprehensive income:
  Net income                                        --             --             --      1,257,891             -- $    1,257,891
  Other comprehensive
    income, net of tax:
     Unrealized loss on securities,
     net of reclassification
     adjustment                                     --             --             --             --     (3,190,210)    (3,190,210)
Comprehensive income (loss)                         --             --             --             --             -- $   (1,932,319)
Repurchase of 153,745 common
   shares                                           --     (1,982,270)            --             --             --
Issuance of 7,758 restricted
   shares                                      102,067             --             --             --             --
Exercise of stock options for 57,596
   common shares                               608,361             --             --             --             --
Dividends ($0.24 per share)                         --             --             --     (1,891,374)            --
Balance at September 30, 2000           $   45,503,728 $   (6,549,079)$   36,481,864 $   53,479,036 $    2,798,085


The accompanying notes are an integral part of the consolidated financial statements.


                   MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     2000            1999

Cash flows from operating activities:
   Net income                                                  $   1,257,891   $   5,512,618
   Reconciliation of net income to net cash
    provided (used) by operating activities:
     Amortization                                                 37,476,077      33,909,757
     Deferred policy acquisition costs                           (38,005,941)    (35,913,353)
     Deferred income taxes                                        (1,321,000)        216,000
     Increase in unearned premiums                                 4,816,455      10,097,624
     Increase (decrease) in losses and loss adjustment expenses    2,371,674      (5,908,747)
     Decrease (increase) in premium receivables                    1,198,218      (5,054,287)
     Increase in amount due to Meridian Mutual Ins. Co.           (4,595,355)     (1,830,907)
     Decrease (increase) in reinsurance receivables                 (244,052)      5,672,696
     Increase in prepaid reinsurance premiums                         (2,237)       (392,457)
     Decrease (increase) in other assets                             831,808        (747,313)
     Increase (decrease) in reinsurance payables                      10,507        (215,893)
     Increase in accrued commissions and
       other expenses                                                434,827         320,002
     Increase (decrease) in payable for federal income taxes      (1,453,629)        379,000
     Increase (decrease) in other liabilities                       (687,227)        317,051
     Net realized investment gains                                (9,882,789)     (4,455,718)
     Issuance of restricted common stock                             102,067          57,618
     Issuance of common stock                                            ---           5,564
     Cumulative effect of change in accounting method                    ---         293,700
     Other, net                                                       66,666        (837,427)
Net cash provided (used) by operating activities                  (7,626,040)      1,425,528

Cash flows from investing activities:
   Purchase of fixed maturities                                  (47,204,626)    (54,849,116)
   Proceeds from sale of fixed maturities                         32,873,070      38,000,779
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                          13,413,993      16,251,814
   Purchase of equity securities                                 (19,053,973)    (17,062,794)
   Proceeds from sale of equity securities                        33,273,727      18,122,621
   Net decrease in short-term investments                          1,045,472       1,338,431
   Decrease (increase) in other invested assets                     (141,743)         36,259
   Decrease in securities receivable/payable                            (466)        (46,148)
Net cash provided by investing activities                         14,205,454       1,791,846

Cash flows from financing activities:
   Dividends paid                                                 (2,526,676)     (1,740,694)
   Repayment of bank loan                                         (1,500,000)     (1,125,000)
   Repurchase of common shares                                    (1,982,270)       (728,010)
   Exercise of stock options                                         608,361         393,439
Net cash used in financing activities                             (5,400,585)     (3,200,265)

Increase in cash                                                   1,178,829          17,109
Cash at beginning of period                                        1,381,888         854,522
Cash at end of period                                          $   2,560,717   $     871,631


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 1999. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

   1. Related Party Transactions
     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for each of the periods ended September 30, 2000 and 1999 total 74 percent.

2.  Reinsurance
   For the three and nine months ended September 30, 2000 and 1999, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                        Three Months Ended                Nine Months Ended
                           September 30,                    September 30,
                         2000           1999            2000            1999

Premiums written:
    Direct         $ 56,616,167   $  57,549,674   $ 179,461,228   $ 170,023,414
    Assumed              69,680         104,924         230,747         267,194
    Ceded            (3,816,169)     (4,244,036)    (11,623,284)    (12,022,512)
    Net            $ 52,869,678   $  53,410,562   $ 168,068,691   $ 158,268,096

Premiums earned:
    Direct         $ 58,730,919   $  54,956,223   $ 174,620,967   $ 159,888,209
    Assumed              62,568          98,619         254,553         304,775
    Ceded            (4,017,893)     (4,163,025)    (11,621,048)    (11,630,055)
    Net            $ 54,775,594   $  50,891,817   $ 163,254,472   $ 148,562,929

Losses and loss adjustment expenses:
    Direct         $ 50,074,735   $  38,968,685   $ 147,504,123   $ 119,474,376
    Assumed             210,955         315,405         728,359         120,887
    Ceded            (2,695,482)     (1,921,457)    (11,541,649)     (8,599,956)
    Net            $ 47,590,208   $  37,362,633   $ 136,690,833   $ 110,995,307


3.  Earnings Per Share
   The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three and nine month periods ended September 30, 2000 and 1999:

                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                          2000          1999         2000         1999

Basic earnings per share computation:
  Numerator:
    Net income (loss) before change
    in accounting method            $ (2,240,788)  $ 2,601,896  $ 1,257,891  $ 5,806,318
  Denominator:
    Weighted average common
    shares outstanding                 7,842,226     7,968,231    7,878,649    7,974,736
  Basic earnings (loss) per share
    before change in
    accounting method               $      (0.29)  $      0.33  $      0.16  $      0.73
  Cumulative effect of change
    in accounting method                      ---          ---          ---        (0.04)
  Basic earnings (loss) per share   $      (0.29)  $      0.33  $      0.16  $      0.69

Diluted earnings per share computation:
  Numerator:
    Net income (loss) before change
    in accounting method            $ (2,240,788)  $ 2,601,896  $ 1,257,891  $ 5,806,318
  Denominator:
    Weighted average common
    shares outstanding                 7,842,226     7,968,231    7,878,649    7,974,736
    Stock options                            -          88,961       44,849       92,276
    Total shares                       7,842,226     8,057,192    7,923,498    8,067,012
  Diluted earnings (loss) per share
    before change in
    accounting method               $      (0.29)  $      0.32  $      0.16  $      0.72
  Cumulative effect of change
    in accounting method                      ---          ---          ---         (0.04)
  Diluted earnings (loss) per share $      (0.29)  $      0.32  $      0.16  $      0.68


The earnings per share information in the above table reflects the ten percent stock dividend declared in December 1999.

 4. Income Taxes
     For the nine months ended September 30, 2000, the Company's tax loss is substantially greater than its loss before taxes as determined under generally accepted accounting principles primarily due to tax-exempt interest income and the dividends received deduction. The tax benefit recorded reflects the carryback of the current period loss and the generation of additional alternative minimum tax credits expected to be realized in future periods.

  5. Comprehensive Income
     The Company's other comprehensive income (loss) consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the nine month periods ended September 30, 2000 and 1999 consist of the following:

                                                        Nine Months Ended
                                                           September 30,
                                                        2000           1999

Unrealized holding gains (losses) before
   deferred income taxes                          $    5,434,318 $   (8,682,043)
Deferred income tax (expense) benefit                 (1,902,000)     3,039,000
      Subtotal                                         3,532,318     (5,643,043)
Less:  Reclassification adjustment for
          realized gains                              10,342,527      5,224,239
       Income tax expense related to
          realized gains                              (3,620,000)    (1,828,000)
      Subtotal                                         6,722,527      3,396,239

Other comprehensive loss                          $   (3,190,209)$   (9,039,282)


  6. Segment Information
     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the nine months ended September 30, 2000 and 1999. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income is allocated based upon the relative size of each segment. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


Nine months ended September 30, 2000
                                                                                      Segment       Non-segment
                                     Personal          Farm         Commercial         Total           Total           Total
Premiums earned                  $  96,932,893   $   8,462,209   $  57,859,370   $ 163,254,472   $         ---  $ 163,254,472
Net investment income                7,098,553         619,701       4,237,136      11,955,390             ---     11,955,390
Net realized investment gains              ---             ---             ---             ---       9,882,789      9,882,789
Other income                               ---             ---             ---             ---         948,469        948,469
   Total revenues                  104,031,446       9,081,910      62,096,506     175,209,862      10,831,258    186,041,120

Loss and LAE                        84,513,519       6,935,818      45,241,496     136,690,833             ---    136,690,833
General operating expenses           6,250,263         665,653       4,850,954      11,766,870             ---     11,766,870
Interest expense                           ---             ---             ---             ---         401,449        401,449
Amortization expenses               19,906,342       2,120,026      15,449,709      37,476,077             ---     37,476,077
   Total expenses                  110,670,124       9,721,497      65,542,159     185,933,780         401,449    186,335,229

Income (loss) before taxes          (6,638,678)       (639,587)     (3,445,653)    (10,723,918)     10,429,809       (294,109)
Income taxes (benefit)              (3,220,584)       (310,279)     (1,671,570)     (5,202,433)      3,650,433     (1,552,000)

   Net income (loss)                (3,418,094)       (329,308)     (1,774,083)     (5,521,485)      6,779,376      1,257,891


Nine months ended September 30, 1999

Premiums earned                  $  87,727,512   $   8,356,442   $  52,478,975   $ 148,562,929   $         ---  $ 148,562,929
Net investment income                7,241,279         689,765       4,331,763      12,262,807             ---     12,262,807
Net realized investment gains              ---             ---             ---             ---       4,455,718      4,455,718
Other income                               ---             ---             ---             ---          36,172         36,172
   Total revenues                   94,968,791       9,046,207      56,810,738     160,825,736       4,491,890    165,317,626

Loss and LAE                        69,577,909       7,034,975      34,382,423     110,995,307             ---    110,995,307
General operating expenses           6,743,567         749,494       5,138,442      12,631,503             ---     12,631,503
Interest expense                           ---             ---             ---             ---         404,741        404,741
Amortization expenses               18,103,367       2,012,045      13,794,345      33,909,757             ---     33,909,757
   Total expenses                   94,424,843       9,796,514      53,315,210     157,536,567         404,741    157,941,308

Income (loss) before taxes
   and accounting change               543,948        (750,307)      3,495,528       3,289,169       4,087,149      7,376,318
Income taxes (benefit)                 120,577        (166,320)        774,851         729,108         840,892      1,570,000

Income (loss) before
   accounting change                   423,371        (583,987)      2,720,677       2,560,061       3,246,257      5,806,318
Cumulative effect of change
   in accounting method,
   net of tax                              ---             ---             ---             ---        (293,700)      (293,700)

   Net income (loss)             $     423,371   $    (583,987)  $   2,720,677   $   2,560,061   $   2,952,557  $   5,512,618



As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                 Nine months ended September 30,
                                       2000            1999
Personal Lines:
    Automobile                   $  76,176,734   $  67,050,892
    Homeowners                      18,773,782      18,710,637
    Other                            1,982,377       1,965,983
Total Personal Lines                96,932,893      87,727,512

Commercial Lines:
    Automobile                      15,673,613      13,617,703
    Workers Compensation            19,249,974      16,777,474
    Commercial Multi-Peril          19,131,885      18,659,508
    Other                            3,803,898       3,424,290
Total Commercial Lines              57,859,370      52,478,975

Farm Lines:
    Farmowners                       6,841,778       6,753,294
    Other                            1,620,431       1,603,148
Total Farm Lines                     8,462,209       8,356,442

Total All Lines Combined         $ 163,254,472   $ 148,562,929


  7.  Changes in Accounting for Insurance-Related Assessments

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

  8.  Accounting for Derivative Instruments and Hedging Activities

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

  9.  Supplemental Cash Flow Disclosures

  Interest on the bank loan paid for the nine month periods ended
  September 30, 2000 and 1999 was $399,849 and $420,303,
  respectively.

  Federal income taxes paid for the nine month periods ended
  September 30, 2000 and 1999 were $1,222,629 and $1,320,213, respectively.

  10.  Subsequent Event

  On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "MIGI Merger") of the Company with a newly-formed, wholly-owned subsidiary of State Automobile Mutual Insurance Company ("State Auto"). At the same time, the Company's largest shareholder, Meridian Mutual, entered into an Agreement to Merge with and into State Auto (the "Mutual Merger" and together with the MIGI Merger, the "Mergers"). As a result of the Mergers, (a) the operations of Meridian Mutual and State Auto will be combined, with State Auto as the surviving corporation of the Mutual Merger, (b) the Company will become a wholly-owned subsidiary of State Auto, and (c) the public shareholders of the Company will receive $30.00 per share in cash. Each Merger is conditioned upon consummation of the other Merger, receipt of insurance regulatory approvals and receipt of antitrust clearance. In addition, the MIGI Merger must be approved by the shareholders of the Company and the Mutual Merger must be approved by the policyholders of Meridian Mutual and State Auto and reapproved by the board of directors of each party. Meridian Mutual and State Auto have each agreed to vote all Company shares owned by them in favor of the MIGI Merger. Together, the mutual companies own approximately 53% of the Company's outstanding shares. The Merger Agreement also provides for the payment of a break-up fee or liquidated damages to State Auto or liquidated damages to the Company if the Merger Agreement is terminated under certain circumstances.


           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  Item 2:Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

         Financial Position

         Total assets for Meridian Insurance Group, Inc. were $398.0 million at September 30, 2000, a slight decrease from the December 31, 1999 total of $398.2 million. Unrealized depreciation on the Company's fixed maturity portfolio decreased by approximately $3.3 million since December 31, 1999. The modified duration of the Company's fixed maturity portfolio is approximately 4.9 years. Net unrealized appreciation on equity securities decreased by $8.5 million since December 31, 1999. This has been substantially affected by the recognition of realized gains on sales of equity securities. The increase in other assets from year-end 1999 is primarily related to federal income tax assets.

         Total liabilities at September 30, 2000 of $266.3 million increased by 1.9 percent in comparison to $261.4 million reported at December 31, 1999. Loss and loss adjustment expense reserves increased due to the level and timing of claim activity. Unearned premiums increased by $4.8 million related to the increase in premium volume. These were offset somewhat by the $1.5 million decrease in the bank loan.

         The Company's shareholders' equity at September 30, 2000 decreased approximately 3.7 percent to $131.7 million compared to $136.8 million reported at December 31, 1999. The primary factors leading to this decrease were net unrealized losses on investment securities of $3.2 million, treasury share repurchases in the open market of $2.0 million and shareholder dividends of $1.9 million. These factors were partially offset by $1.3 million of net income and $0.6 million related to the exercise of stock options. The Company's book value per share at September 30, 2000 was $16.80, compared to $17.26 reported at year-end 1999.

         Results of Operations

         The Company has decided to withdraw from the personal lines market in the state of Michigan. This withdrawal includes policies written through the GROUPadvantage program marketed to Sam's Club members. Additionally, the Company has ceased writing new business through the GROUPadvantage program in other states and will non-renew such existing business. In total, the Michigan personal lines and GROUPadvantage business represents approximately six percent of the Company's premium volume. This business has consistently failed to meet the Company's profitability objectives.

         Quarter
         For the three months ended September 30, 2000, the Company recorded a net loss of $2.2 million, or $0.29 per diluted common share. This compares to net income during the third quarter of 1999 of $2.6 million, or $0.32 per diluted common share. The Company's third quarter 2000 per share results included an operating loss of $0.40 per diluted common share compared to operating earnings of $0.17 per diluted common share for the same period in 1999. Net realized investment gains were $0.11 per diluted common share in the third quarter of 2000 compared to $0.15 in 1999. The Company's third quarter 2000 statutory combined ratio increased to approximately 115.9 percent, compared to 103.9 percent for the third quarter of 1999 due primarily to a higher overall loss and loss adjustment expense ratio.
         The Company's total revenues for the third quarter of 2000 were $60.4 million compared to $56.7 million for the same period in 1999. Premiums earned increased 7.6 percent to $54.8 million from $50.9 million during the third quarter of 1999. During the third quarter of 2000, earned premium for personal automobile, the Company's largest line of business, increased by 9.8 percent over the third quarter of 1999. Earned premiums for commercial and farm lines improved during the third quarter of 2000 with growth of approximately 7.6 percent and 3.3 percent, respectively. The Company's third quarter 2000 net written premiums decreased slightly in comparison to the same period of 1999. GROUPadvantage and commercial lines net premiums written declined 13.1 percent and 2.6 percent, respectively. Offsetting this was a 13.2 percent increase in non-standard automobile premiums and a 4.0 percent increase in farm lines.

         Net investment income for the third quarter of 2000 was approximately $4.0 million, consistent with the same period in 1999. For the quarter ended September 30, 2000, the net realized gain from the sale of investments was approximately $1.3 million, or $0.11 per diluted share after tax, compared to approximately $1.8 million or $0.15 per diluted share after tax for the second quarter of 1999. Realized gains in both periods resulted primarily from the sale of equity securities. The Company has focused on increasing book yield by selling lower yielding and tax advantaged securities and reinvesting the proceeds in higher yielding fixed maturities.

         The Company's total incurred losses and loss adjustment expenses for the third quarter of 2000 increased to $47.6 million from $37.4 million for the third quarter of 1999. The third quarter 2000 loss and loss adjustment expense ratio increased to 86.9 percent compared to 73.4 percent for the third quarter of 1999. The increase is primarily due to rising loss costs in the personal automobile line of business, adverse development for workers compensation coverage, and an increase in non-catastrophe homeowners claims. Weather-related property losses were approximately $0.3 million during the third quarter of 2000 versus $4.3 million during the same period of 1999. Policies written through the GROUPadvantage program experienced a loss and loss adjustment expense ratio of
         122.9 percent for the third quarter of 2000 compared to
         118.4 percent for the same period of 1999.

         The Company's total general operating and amortization expenses were $16.9 million for the third quarter of 2000 compared to $15.9 million for the same period in 1999. Relative to earned premiums, the expense ratio improved to
         30.8 percent compared to 31.3 percent for the third quarter of 1999. General operating expenses in the third quarter of 2000 include approximately $0.6 million of legal and investment banking costs incurred in connection with a hostile tender offer made for the Company. The level of acquisition costs relative to written premiums was similar to the prior period, while the remaining general operating costs were lower due to factors such as cost savings resulting from the year-end closing of the Minnesota office of Meridian Citizens and the absence of Y2K compliance costs.


         Nine Months
         For the nine months ended September 30, 2000, the Company recorded net income of $1.3 million, or $0.16 per diluted common share. This compares to net income of $5.5 million, or $0.68 earnings per diluted common share for the nine months ended September 30, 1999. Realized gains on investments were $9.9 million, or $0.81 per diluted common share after tax in 2000, compared to $4.5 million or $0.36 per diluted common share after tax for the same nine month period of 1999. Operating earnings fell from $0.36 per diluted common share for the nine months ended September 1999 to a loss of $0.65 per diluted common share through September 2000.

         The Company's total revenues for the nine months ended September 30, 2000 were $186.0 million compared to $165.3 million for the same period in 1999. Earned premium increased by $14.7 million, or 9.9 percent compared to $148.6 million reported in the same period of 1999. This included a 10.5 percent increase in personal lines, a 10.3 percent increase in commercial lines, and a 1.3 percent increase in farm lines. Net written premiums for the nine months ended September 30, 2000, increased 6.2 percent over 1999. The increase is primarily attributable to non-standard automobile and GROUPadvantage premiums. As discussed above, the Company has taken actions to cease writing new business and non-renew existing GROUPadvantage business. The growth in year to date GROUPadvantage premiums occurred in the first six months of the year 2000.

         Net investment income of approximately $12.0 million for the first nine months of 2000 declined slightly in comparison to $12.3 million for the same period in 1999.
         The levels of investments, on average, were relatively the same in both periods.

         The Company's total incurred losses and loss adjustment expenses for the nine months of 2000 increased to $136.7 million from $111.0 million for the nine months ended September 1999. The loss and loss adjustment expense ratio increased from 74.9 percent in 1999 to 83.7 percent in 2000. Consistent with the quarter-to-quarter comparison, the increase is primarily due to rising loss costs in the automobile lines of business, adverse development for workers compensation coverage, and an increase in homeowners claims. Weather-related catastrophic property losses incurred by the Company during the first nine months of 2000 were estimated to be approximately $8.3 million compared to $14.1 million in the same period of 1999. Such claims in 2000 largely resulted from May wind and hail storms in Indiana and Wisconsin. The GROUPadvantage program experienced a loss and loss adjustment expense ratio of 122.6 percent in 2000 compared to 115.7 percent in 1999.

         The Company's total expenses, which include general operating, amortization, and interest expenses, of $49.6 million for the first nine months of 2000 increased by 5.8 percent compared to 1999 total of $46.9 million. Relative to earned premiums, general operating and amortization expenses represented 30.2 percent of earned premiums through September 30, 2000, an improvement over the 31.3 percent result for the first nine months of 1999.

         Earnings through September 1999 also reflected a non-recurring charge of $0.04 per share after tax, representing the cumulative effect of a change in accounting method for certain insurance-related assessments.



                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  PART II.    OTHER INFORMATION

              Item 6. a.  Exhibits.  See index to exhibits.

                      b. No reports on Form 8-K were filed during the period covered by this statement.

                          A Form 8-K was filed on October 25, 2000, related to the acceptance of a proposed merger with State Automobile Mutual Insurance Company.


                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   November 13, 2000             By:   /s/ Norma J. Oman
                                        Norma J. Oman, President and
                                        Chief Executive Officer

  DATE:   November 13, 2000             By:  /s/ Steven E. English
                                        Steven E. English,
                                        Chief Financial Officer and
                                        Treasurer


                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    For the quarter ended September 30, 2000
                               Index to Exhibits



      Exhibit Number
Assigned in Regulation S-K
        Item 601                         Description of Exhibit


           (3)                  3.01  Bylaws of Meridian Insurance Group, Inc.
                                      as amended through April 1, 2000

          (27)                 27.01  Financial Data Schedule