Form 10-K
period 2000-12-31
MERIDIAN INSURANCE GROUP INC
filed 2001-03-30
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark one)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 31, 2000.

(   ) Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _________ to
      _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock owned by non-affiliates at March 12, 2001, based on the closing sales price, was $119,173,896.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 7,894,196 Common Shares at March 12, 2001.

The Index of Exhibits is located at page 51 in the sequential numbering system. Total number of pages, including cover page: 197


                    MERIDIAN INSURANCE GROUP, INC.
                      ANNUAL REPORT ON FORM 10-K
                          DECEMBER 31, 2000


        PART I                                                      PAGE

ITEM 1. BUSINESS                                                     3

ITEM 2. PROPERTIES                                                  14

ITEM 3. LEGAL PROCEEDINGS                                           14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15


        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS                                         16

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                        17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                         18

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  24

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                         47


        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         48

ITEM 11. EXECUTIVE COMPENSATION                                     48

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                             48

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             48


        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                        49


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

As of December 31, 2000, approximately 48.5 percent of the Company's outstanding common shares are owned by Meridian Mutual Insurance Company ("Meridian Mutual"), a mutual property and casualty insurance company headquartered in Indianapolis, Indiana. Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual") are parties to a reinsurance pooling agreement ("pooling agreement") under which business written is shared by the companies on the basis of their percentage participation defined in the pooling agreement. Effective July 1, 1998, the pooling arrangement was amended to include business solicited through direct response marketing as well as the non-standard automobile product introduced during 1998, effectively pooling all business written by the insurance companies.

Collectively, the insurance companies participating in this reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal, non-standard and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written primarily through nearly 1,400 independent insurance agencies in the states of Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, Washington, and Wisconsin.

Pending Merger
On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "MIGI Merger") of the Company with a newly-formed, wholly-owned subsidiary of State Automobile Mutual Insurance Company ("State Auto"). At the same time, the Company's largest shareholder, Meridian Mutual, entered into an Agreement to Merge with and into State Auto (the "Mutual Merger" and together with the MIGI Merger, the "Mergers"). As a result of the Mergers, (a) the operations of Meridian Mutual and State Auto will be combined, with State Auto as the surviving corporation of the Mutual Merger, (b) the Company will become a wholly-owned subsidiary of State Auto, (c) the public shareholders of the Company will receive in cash $30.00 per share, and (d) each holder of an outstanding stock option of the Company will receive in cash the difference between $30.00 per share and the per share exercise price of the stock option. Each Merger is conditioned upon consummation of the other Merger, receipt of insurance regulatory approvals and receipt of antitrust clearance. In addition, the MIGI Merger must be approved by the shareholders of the Company and the Mutual Merger must be approved by the policyholders of Meridian Mutual and State Auto and reapproved by the board of directors of each party. Meridian Mutual and State Auto have each agreed to vote all Company shares owned by them in favor of the MIGI Merger. Together, the mutual companies own approximately 57% of the Company's outstanding shares. The Merger Agreement also provides for the payment of a break-up fee or liquidated damages to State Auto or liquidated damages to the Company if the Merger Agreement is terminated under certain circumstances. It is anticipated that the merger will occur during the second quarter of 2001. (See Item 3 - Legal Proceedings.)

Relationships with Meridian Mutual and Meridian Citizens Mutual
All of the Company's corporate officers are officers of Meridian Mutual and five of the eight members that constitute the Company's Board of Directors are also directors of Meridian Mutual. Six of the seven members of the directors and officers of Meridian Citizens Mutual are corporate officers of the Company. Effective January 1, 1997, the Company became the employer for all of the employees of Meridian Mutual and Meridian Citizens Mutual and the related employee benefit plans were merged into the Company's plans. Prior to January 1, 1997, the Company had no employees and was dependent upon Meridian Mutual and Meridian Citizens Mutual for the sale and underwriting of insurance, the servicing of policyholder claims and all other aspects of the Company's operations. Underwriting expenses are shared under the pooling agreement between each entity in accordance with the participation percentages of the parties. Other expenses which can be directly identified with Meridian Mutual, Meridian Citizens Mutual or the Company are paid by the company to which the expense is attributable. All other operating expenses relating to the business of each company (which have not been and are not expected to be significant in amount) are allocated in accordance with policies established in good faith by their Boards of Directors.

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

The Company, Meridian Mutual and Meridian Citizens Mutual have conflicting interests with respect to the establishment of the respective ratios of each company under the pooling agreement, and conflicts may arise between the Company, Meridian Mutual and Meridian Citizens Mutual relating to the allocation of expenses not related to insurance underwriting, business and investment philosophies, profit objectives, cash management, dividend policy and other matters. The business and operations of the Company are integrated with and largely dependent upon the business and operations of Meridian Mutual. The pooling agreement contains no specific provisions regarding the procedures to be followed in making these decisions.

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

The pooling agreement has no fixed term and provides that it is to remain in force until canceled by the mutual consent of Meridian Security, Meridian Citizens Security, ICO or Meridian Citizens Mutual and Meridian Mutual. The pooling agreement may be amended or terminated without the necessity of a vote by the shareholders of the Company or the policyholders of any of the parties. In the event of a termination of the pooling agreement, the terminating party or parties would transfer back to Meridian Mutual the liabilities ceded to it by Meridian Mutual and Meridian Mutual would transfer back to the terminating party the liabilities ceded to it by the terminating party, and each party would receive assets from the other in an amount equal to the amount of the policy liabilities received less an appropriate ceding commission.

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

Operations
The Company, Meridian Mutual and Meridian Citizens Mutual's operating territory has expanded geographically into several additional states in recent years. During 2000, certain of the Meridian companies were granted licenses in the states of Florida and Utah, and in Washington D.C. This geographic expansion enables the Company to spread its risk across a larger region. The Company has achieved certain economies of scale by consolidating functions within its operations. During the past few years, two Meridian Mutual regional claim offices, and the Red Wing, Minnesota operations office of the Meridian Citizens' companies were consolidated into the Indianapolis operation.

Underwriting
The underwriting functions are separated into personal, commercial and farm lines of business. The Company's underwriting personnel are responsible for establishing risk-selection guidelines for agents and for the underwriting and monitoring of policy issuance in order to ensure adherence to established guidelines. The underwriting departments also determine the product pricing and are responsible for the development of new products and enhancements. The underwriting personnel work closely with sales representatives and consult regularly with agents to assess current market conditions.

In establishing prices, underwriting personnel analyze studies of statistical and actuarial data concerning the impact of price changes in the markets served and consider data compiled by industry organizations. This allows for a more accurate assessment of the anticipated costs of risks underwritten.

Over the last several years, the Company has continued efforts to reduce the loss ratio by implementing underwriting programs related to proper risk selection. The Company also continues to monitor rate adequacy and agency profitability, taking action where appropriate. The Company's 2000 statutory combined ratio of 117.4 percent was a
12.0 percentage point increase from the 105.4 combined ratio reported in 1999. The increase was primarily attributed to an increased loss ratio, resulting primarily from rising loss costs in the automobile lines of business, adverse development for workers' compensation coverage, and an increase in homeowners claims. Weather-related catastrophe property losses incurred by the Company totaled $9.3 million compared to $14.4 million during 1999. Such claims in 2000 largely resulted from May wind and hail storms in Indiana and Wisconsin. The GROUPadvantage program experienced a loss ratio of 128.5% in 2000 compared to 102.1% in 1999. The Company continues to focus on reducing per-unit costs and other expenses in order to improve its loss adjustment and underwriting expense ratios through increased automation and expense consolidation. In recent years, the installation of the automated personal lines underwriting system has enabled the majority of applications to be processed by computers via pre-set standards. Human intervention is only necessary when an application falls outside of specified parameters. This allows the Company to process a larger volume of business without proportionally expanding the size of the underwriting staff, thereby reducing per-unit costs. The Company currently issues most personal automobile and homeowners policies via the automated underwriting system.

Products and Marketing
Meridian writes a broad line of property and casualty insurance including personal, non-standard, and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Meridian recently began to offer personal automobile products through direct response marketing in the states of Washington and Virginia. Meridian markets most of its insurance through independent insurance agents. The Company has approximately 1,400 independent agents who market the Company's core personal lines, commercial lines and farm products throughout 18 states.
Additionally, the Company markets products to members of various associations through approximately 600 independent agents specializing in this market. Development and maintenance of a strong agency system is essential. Meridian seeks to provide its agents and policyholders a level of service that surpasses industry standards. Meridian's independent agencies are primarily small to medium-sized firms with no agency producing more than 1 percent of the total written premium. Meridian continuously monitors its agencies, giving special attention to the volume and profitability of business written by each agency. Agencies which consistently write unprofitable business will be rehabilitated or may be terminated by Meridian, subject to compliance with applicable state laws.

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

During 1998, Meridian launched a growth initiative by entering into a marketing and sales arrangement with GROUPadvantage. This arrangement made Meridian's personal lines products available through franchised independent agencies to Sam's Club members in certain states. Although the GROUPadvantage program has generated premium growth, this business has consistently failed to meet the Company's profitability objectives, and the intermediary marketing company involved in the GROUPadvantage program has suffered financial and operational failure. The Company has ceased writing new business through this sales arrangement and is in the process of non-renewing such existing business. The Company expects to substantially complete this process by the end of 2001. (GROUPadvantage is a registered service mark of Consumer Insurance Services of America "CISA" and is used under license from CISA.)

Meridian has identified several segments of its commercial lines markets in which management believes Meridian can compete effectively. Meridian has and will continue to focus on mid-sized accounts in the $15,000 to $50,000 range of annual premium volume. Meridian also writes commercial business through association programs. Thirty-one different associations have endorsed Meridian for their insurance program. Association business is desired in agricultural, contractor, appliance dealer, cosmetologist, veterinary, optometry, and funeral home associations, as well as certain other classes of business.

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


                                                       Year Ended December 31,
                                          2000       1999       1998       1997       1996

Net Premiums Written
Personal lines:
   Automobile                         $  101,019 $   96,009 $   81,219 $   78,270 $   68,219
   Homeowners                             24,545     24,348     24,260     28,051     21,964
   Other                                   2,551      2,518      2,544      2,901      4,819
    Total personal lines                 128,115    122,875    108,023    109,222     95,002

Farmowners                                11,574     10,955     10,961     10,826      9,417

Commercial lines:
   Automobile                             21,445     19,584     17,514     18,229     14,343
   Workers' compensation                  25,372     24,043     22,326     23,901     23,380
   Commercial multi-peril                 25,133     24,420     24,934     27,766     23,453
   Other                                   4,724      4,789      4,313      4,575      3,600
    Total commercial lines                76,674     72,836     69,087     74,471     64,776
    Total net premium written         $  216,363 $  206,666 $  188,071 $  194,519 $  169,195

Net Underwriting Loss                 $  (37,455)$  (13,047)$   (5,099)$  (13,726)$  (13,868)

Loss and Loss Adjustment Expense Ratio
Personal lines:
   Automobile                               85.2%      74.8%      69.3%      78.8%      75.0%
   Homeowners                              115.4       95.4      101.7      104.1      110.7
   Other                                    62.0       55.0       43.2       60.9       63.0
    Total personal lines                    90.5%      78.6%      76.3%      84.5%      83.2%

Farmowners                                  82.0%      82.3%      73.4%      59.4%      95.0%

Commercial lines:
   Automobile                               84.3%      69.2%      84.0%      86.1%      77.5%
   Workers' compensation                    97.9       58.5       45.4       52.8       54.2
   Commercial multi-peril                   83.6       81.6       72.6       75.0       85.5
   Other                                    48.9       49.3       38.1       46.1       36.9
    Total commercial lines                  86.3%      68.7%      64.7%      68.3%      68.7%
    Total loss & LAE ratio                  88.6%      75.3%      71.8%      76.8%      78.0%

Expense Ratio                               28.8%      30.1%      31.1%      30.3%      30.0%

Combined Ratio                             117.4%     105.4%     102.9%     107.1%     108.0%


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

Reserves
Loss reserves are estimates at a given time, based on facts then known, of what an insurer predicts its exposure to be in connection with incurred claims. Loss adjustment expense reserves are estimates of the ultimate liability of the expenses in settling all claims, including investigation and litigation costs resulting from such claims. The ultimate liability of the insurer for all losses and loss adjustment expenses at any point in time may be greater or less than these estimates.

Meridian maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Two principal methods are followed in establishing reserves for reported claims. For coverages which involve a large volume of claims with little variation in amount, such as automobile property damage, comprehensive and collision insurance, reserves are maintained on an average basis by reference to the number and amount of paid claims. Adjustments to average reserves are made periodically, based on claims experience. Reserves for other claims are established on a case-by-case basis pursuant to which a reserve amount is assigned to each claim when reported, based primarily upon an investigation of the circumstances surrounding each claim, consideration of the liability and the damages, and the insurance policy provisions relating to the claim. During the claim settlement process, it is often necessary to adjust estimates of future liability as additional facts regarding individual claims become known.

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



                                       Year Ended December 31,
                                          2000       1999       1998


Balance at beginning of period        $ 145,962    154,253    169,802
Less reinsurance recoverables            34,058     41,804     48,873
Net balance at beginning of period      111,904    112,449    120,929

Incurred related to:
   Current year                         180,829    157,072    145,328
   Prior years                           11,555     (6,854)    (8,708)
      Total incurred                    192,384    150,218    136,620

Paid related to:
   Current year                         111,695     99,472     93,792
   Prior years                           64,414     51,291     51,308
      Total paid                        176,109    150,763    145,100

Net balance at end of period            128,179    111,904    112,449
Plus reinsurance recoverables            33,593     34,058     41,804
Balance at end of period              $ 161,772  $ 145,962  $ 154,253


The reconciliation for 2000 shows an increase in previously established reserves of approximately $11.6 million, while 1999 and 1998 show reductions of approximately $6.9 million and $8.7 million, respectively. Adverse development primarily in workers compensation, GROUPadvantage, and non-standard auto resulted in increasing reserves relating to prior accident years.

The following table shows the calendar-year development of the unpaid losses and loss adjustment expenses of the Company's pooled business for each of the last ten years. The top line of the table shows the reserves for losses and loss adjustment expenses, net of reinsurance recoveries, as recorded by the Company for each of the indicated years. These reserves represent the estimated amount of net unpaid losses and loss adjustment expenses for claims arising on or before December 31 of each year, including claims that had not yet been reported. The data in the upper portion of the table reflect the cumulative payments made as they have developed through time. The payments are expressed as a percentage of the year-end reserves shown in the top line. The data in the lower portion show the change in the reserve estimate over time.

A redundancy in reserves means that reserves established in prior years exceeded actual losses and loss adjustment expenses or were re-evaluated to less than the originally reserved amount. A deficiency in reserves means that the reserves established in prior years were less than actual losses and loss adjustment expenses or were re-evaluated at more than the originally reserved amount.

In evaluating the following information for the Company, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of redundancy related to losses settled in 2000 but incurred in 1993 is included in the cumulative redundancy amount for each of the years from 1993 through 1999. The table does not present accident or policy-year development data. The Company's share of pooled losses increased from 62 percent as of April 1, 1987, to the current level of 74 percent on May 1, 1993. In 1996, the Company acquired approximately $20.7 million in loss and loss adjustment expense reserves from the acquisition of Meridian Citizens Security and ICO. Additionally, payments received on the acquired reserves since the acquisition were spread out over the ten years based on the accident year in which the original acquired reserve was established. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, the data in the table may not be indicative of future redundancies or deficiencies.


                                                            Year Ended December 31,
                            2000      1999      1998      1997      1996      1995     1994     1993     1992     1991     1990

Net reserves for losses
   & loss adjustment
   expenses               $128,179  $111,904  $112,449  $120,929  $119,490  $92,373  $91,940  $89,630  $72,006  $68,102  $64,742

Cumulative paid as
   a percent of year-
   end reserves:
     One year later                    57.6%     45.6%     42.4%     42.1%    40.7%    39.0%    40.7%    29.0%    42.4%    46.6%
     Two years later                             71.8%     59.6%     61.1%    65.4%    59.0%    59.0%    51.7%    55.0%    68.5%
     Three years later                                     74.5%     70.1%    78.1%    70.9%    68.9%    62.6%    67.5%    74.7%
     Four years later                                                78.4%    85.0%    76.1%    74.6%    67.8%    74.9%    81.6%
     Five years later                                                         90.2%    79.9%    77.5%    71.3%    77.4%    85.7%
     Six years later                                                                   82.7%    79.2%    73.7%    79.9%    87.5%
     Seven years later                                                                          80.4%    75.2%    81.4%    88.9%
     Eight years later                                                                                   76.2%    82.4%    89.7%
     Nine years later                                                                                             83.2%    90.6%
     Ten years later                                                                                                       91.3%

Reserves re-estimated
   as a percent of
   year-end reserves:
     One year later                   110.9%     94.4%     93.3%     91.1%    94.6%    92.9%    92.3%    93.6%    97.5%   103.2%
     Two years later                            102.8%     88.0%     90.8%   103.4%    94.9%    89.0%    84.6%    93.0%    99.0%
     Three years later                                     91.5%     88.4%   101.9%    93.1%    89.2%    83.3%    89.0%    97.9%
     Four years later                                                90.0%   101.4%    91.1%    89.2%    83.6%    89.3%    95.3%
     Five years later                                                        101.5%    91.0%    87.6%    83.8%    89.2%    96.3%
     Six years later                                                                   91.0%    87.3%    83.0%    89.7%    95.4%
     Seven years later                                                                          86.7%    82.8%    89.3%    96.5%
     Eight years later                                                                                   82.2%    88.9%    96.5%
     Nine years later                                                                                             88.4%    96.5%
     Ten years later                                                                                                       95.9%

Redundancy (deficiency)              (10.9%)    (2.8%)      8.5%     10.0%   (1.5%)     9.0%    13.3%    17.8%    11.6%     4.1%


Reinsurance
Meridian follows the customary industry practice of limiting exposure by ceding to reinsurers a portion of the premiums received and risks assumed under the policies reinsured. Reinsurance is purchased to reduce a net liability on individual risks to predetermined limits and to protect against multiple losses from a single catastrophe or a series of catastrophes. Although reinsurance does not discharge an insurer from its primary liability for claims up to the full limits of the policies, it makes the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded. Employers Reinsurance Corporation, rated "A++" by Best, is Meridian's principal reinsurer providing property and liability excess of loss coverage. Meridian uses a large number of reinsurers for property's catastrophe and facultative coverages to reduce the effect of a default by any one reinsurer. Most of these companies are rated "A-" or better by Best, or an equivalent rating by other recognized independent rating agencies. Reinsurers not rated by Best or another independent agency are analyzed and approved by Company management with the assistance of its reinsurance broker.

The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverages under those contracts applied to all risks written by each of the companies. Treaty reinsurance coverage in 2000 was purchased to cover property and liability exposures in excess of $300,000 and $400,000, respectively, up to the limits set forth in the individual treaty. In 1999, the retention was $200,000 for property and $400,000 for liability. Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $83,000,000. Another catastrophe reinsurance treaty provided coverage for 95 percent of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles, up to the contractual limits.

As of December 31, 2000, the Company had approximately $33.6 million of reinsurance recoverable on unpaid losses. Of this amount, approximately $20.2 million was recoverable from Employers Reinsurance Corporation and approximately $11.1 million was recoverable from the Michigan Catastrophic Claims Association, a mandatory state-administered personal injury protection reinsurance pool in which all insurers writing automobile business in that state must participate.

The cost of the reinsurance contracts are negotiated annually. If the relationships were to be terminated with the current reinsurers, management believes that, under current circumstances, relationships with other reinsurers could be established without a material adverse effect on its business.

Meridian assumes a limited amount of reinsurance from third parties. This business accounted for less than one percent of net premiums written in 2000.

Investments
Investments of the Company are principally held by Meridian Security, Meridian Citizens Security and ICO, which are subject to regulation by their respective departments of insurance. The investment decisions are made pursuant to guidelines established by the Company's Finance and Investment Committee. This committee is made up of six directors of the Company, four of whom are also directors of Meridian Mutual. All investment transactions, including the evaluation of possible impairment of securities, are reviewed by this committee.

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

The Company's fixed maturity portfolio, which is made up of bonds and sinking fund preferred stocks, consists almost entirely of investment grade securities, the average quality of which is rated Aa/AA. The fixed maturity securities at December 31, 2000 and 1999 were made up entirely of securities classified as available for sale, which are carried on the Company's balance sheet at fair value. The Company invests in both taxable and tax-exempt securities as part of its investment strategy. This strategy considers, among other factors, the impact of the alternative minimum tax. Tax-exempt bonds, on a carrying value basis, made up approximately 21.9 percent and 29.0 percent of the total fixed maturity portfolio at December 31, 2000 and 1999, respectively. On a carrying value basis, sinking fund preferred stocks made up approximately 9.0 percent and 10.8 percent of the total fixed maturity portfolio of the Company at December 31, 2000 and 1999, respectively.

The Company also holds investments in mortgage-backed pass-through securities and collateralized mortgage obligations ("CMO") which had a carrying value of $53.3 million and $39.8 million at December 31, 2000 and 1999, respectively. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the Company's CMO holdings in planned amortization and Very Accurately Defined Maturity (VADM) tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments. If principal is prepaid earlier than originally anticipated, investment yields may decrease due to reinvestment of these funds at lower current interest rates and capital gains or losses may be realized since the book value of securities purchased at premiums or discounts may be different than the prepayment amount.

As a result of the existence of early call and prepayment provisions, the estimated weighted average duration of the fixed maturity portfolio is approximately 4.7 years.

The Company, as approved by the Finance and Investment Committee, has decreased its equity security holdings during the last year. This decrease was due to the Company strategy of increasing book yield by selling lower yielding securities and reinvesting the proceeds in higher yielding fixed maturities. Equity securities primarily consist of common stocks and had a fair value of $52.7 million and $69.0 million at December 31, 2000 and 1999, respectively. Equity securities accounted for 17.8 percent and 23.1 percent of the total investment portfolio at December 31, 2000 and 1999, respectively.

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

Meridian Mutual and Meridian Security are admitted as insurers in the states of Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Utah, Virginia, Washington, Wisconsin, and Washington D.C. Meridian Security is also licensed to write insurance in Arizona. Meridian Citizens Security and Meridian Citizens Mutual hold licenses to write in Arizona, Florida, Indiana, Iowa, Maryland, Minnesota, Missouri, North Dakota, Ohio, South Dakota, and Wisconsin. Meridian Citizens Mutual is also licensed to write insurance in Illinois, Kansas, Kentucky, Michigan, Pennsylvania, Tennessee, and Washington. ICO is admitted as an insurer in the state of Ohio. Under insolvency or guaranty laws in the states in which the above companies operate, insurers doing business in those states can be assessed up to prescribed limits for losses incurred by policyholders of insolvent insurance companies. The maximum amounts that can be assessed against an insurer in any one year under the insolvency or guaranty laws of the states named above are limited to a specified percentage of the annual direct premiums written by the company in the state in question with respect to the affected lines of business. Additionally, the companies are required to participate in various mandatory pools or underwriting associations.

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

The Indiana and Ohio Insurance Departments have adopted the
Codification guidance, effective January 1, 2001. The impact of adopting Codification increased the Company's insurance subsidiaries' beginning of the year statutory surplus for 2001 by approximately $8.0 million.

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

Audit Practices
The Board of Directors has an Audit Committee composed of five directors who are not employees of the Company or its affiliates. Usually meeting in conjunction with the Meridian Mutual Audit Committee, the committee monitors the Company's financial reporting and internal control systems and reviews the work of the Company's internal audit function.

The Company retains the firm of PricewaterhouseCoopers LLP as independent accountants to perform an independent audit of the financial statements of the Company and its affiliates. The audit is conducted in accordance with generally accepted auditing standards. The independent accountants have unlimited access to, and meet regularly with, the Audit Committee.


ITEM 2:  PROPERTIES

The headquarters building of the Company is owned by Meridian Mutual and is located near downtown Indianapolis, Indiana. The building is a multi-level structure containing approximately 205,000 square feet of office space. Expansion efforts completed in 1995 have allowed the Company and Meridian Mutual to consolidate the two Indianapolis satellite offices, two regional claim offices, and the Meridian Citizens Mutual operation previously in Red Wing, Minnesota into the home office facility.


ITEM 3:  LEGAL PROCEEDINGS

The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of their business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition.

On August 30, 2000, a complaint and declaratory judgment action was filed by American Union Insurance Company, Meridian Insurance Group Acquisition Corporation, and Gregory M. Shepard (collectively, the "Shepard Group") in the United States District Court, Southern District of Indiana, against MIGI and the individual members of the MIGI Board of Directors. In the complaint, the plaintiffs alleged that MIGI improperly amended its Articles of Incorporation in 1997 by eliminating Sections 4.05 and 4.06 of the Articles of Incorporation to take advantage of certain anti-takeover protections provided by Indiana law without obtaining the requisite shareholder approval. The complaint also alleged certain violations of the proxy rules of the Securities and Exchange Commission and breaches of fiduciary duty by the members of the MIGI Board of Directors arising out of the same set of facts. MIGI immediately investigated the matters raised by the complaint and concluded that, due to a clerical error, the text of the 1997 amendment filed with the Indiana Secretary of State did not accurately reflect the changes to the Articles of Incorporation approved by the MIGI Board and the shareholders. MIGI advised the plaintiffs of its conclusions on September 1, 2000, and corrected the error by filing articles of correction with the Secretary of State on September 6, 2000.

On December 8, 2000, Mr. Shepard amended his complaint in the action filed against MIGI and its individual directors and filed a motion for preliminary injunction (the "Shepard Motion") seeking to enjoin the MIGI Merger. The Shepard Motion asserts, among other things, that the defendants breached their fiduciary duties to MIGI shareholders by entering into Merger Agreement because their motives were to prevent the Shepard Group from acquiring MIGI and to advance the individual defendants' personal interests by entrenching the positions of certain senior management. The Shepard Motion also asserts that the individual defendants did not act in accordance with the standard of conduct required of directors under Indiana law in connection with their evaluations of various strategic alternatives available to MIGI, their approval of the MIGI Merger and their agreement to the break-up fee and no solicitation provisions in the MIGI Merger Agreement.

On December 18, 2000, MIGI and the individual defendants filed a motion to dismiss the amended complaint and the Shepard Motion, asserting, among other things, that the claims made in the Shepard Motion are barred by the Indiana Dissenters' Rights statute and that the claims are derivative in nature and, as such, must be brought, if at all, in MIGI's name for the benefit of all shareholders.

On December 20, 2000, the Company's Board of Directors appointed a special litigation committee consisting of three disinterested persons to evaluate Mr. Shepard's claims. In the event the Company's motion to dismiss is granted and Mr. Shepard's lawsuit is refiled as a derivative action, the special litigation committee has been authorized and directed to conduct an investigation to determine whether Mr. Shepard's claims against the individual directors have merit and, if so, whether those claims should be pursued by the Company. The Company believes that the claims brought by Mr. Shepard are without merit and intends to vigorously defend against and pursue dismissal of these claims.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.



                               PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Market Information
The Company's common stock has traded on the NASDAQ Stock Market under the symbol "MIGI" since completing an initial public offering of 1,700,000 shares in March 1987 at a price of $12 per share. On May 5, 1993, the Company completed a second public offering of 1,725,000 common shares at $12 per share. As of March 12, 2001, approximately
48.3 percent of the common stock was owned by Meridian Mutual and the balance was spread among 204 common shareholders of record, including many brokers holding shares for their individual clients. The number of individual shareholders on the same date was approximately 850.
The number of Common Shares outstanding on March 12, 2001, totaled 7,894,196. Information relating to the common stock is available through the NASDAQ Stock Market System and the following table sets forth the high, low and closing sale prices of the common stock for each quarter of 2000 and 1999. The stock prices reflect the ten percent stock dividend declared in December 1999.


                              2000                           1999
                     High     Low     Close         High     Low     Close
Quarter Ended
March 31          $ 14.03  $ 12.25  $ 12.50      $ 18.41  $ 13.64  $ 14.32
June 30           $ 14.25  $ 11.25  $ 12.00      $ 15.46  $ 13.30  $ 15.23
September 30      $ 19.75  $ 11.88  $ 14.63      $ 16.19  $ 14.77  $ 15.34
December 31       $ 29.13  $ 13.88  $ 28.94      $ 15.34  $ 12.00  $ 14.00


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

Recent Sales of Unregistered Securities
On February 28, 2000, the Company issued an aggregate of 7,758 shares of common stock to certain members of the Board of Directors as part of the Board of Directors' annual compensation. These shares were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended. No underwriters were used in the connection with this issuance.


ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.


                                                                   Year Ended December 31,
                                                    2000        1999        1998        1997        1996
                                                      (In thousands, except per share data and ratios)

Operating data:
  Premiums earned                               $ 217,176     199,420     189,188     194,587     167,304
  Net investment income                            16,119      16,325      17,246      16,372      14,908
  Realized investment gains                        10,388       6,699       7,342       4,477       3,794
  Other income (expense)                              580         (15)        (59)      1,042         563
    Total revenues                                244,263     222,429     213,717     216,478     186,569


  Losses and loss adjustment expenses             192,384     150,218     136,620     149,219     130,101
  General operating expenses                       16,165      16,686      16,686      16,505      13,767
  Interest expense                                    529         532         672         732         308
  Amortization expenses                            49,889      45,556      42,918      42,894      36,443
    Total expenses                                258,967     212,992     196,896     209,350     180,619

  Income (loss) before taxes and change
    in accounting method                          (14,704)      9,437      16,821       7,128       5,950
  Income taxes (benefit):                          (6,942)      1,893       4,670         207         150
  Income (loss) before change in
    accounting method                              (7,762)      7,544      12,151       6,921       5,800

  Cumulative effect of change in
    accounting method, net of tax                     ---       (294)         ---         ---         ---

  Net income (loss)                             $  (7,762)      7,250      12,151       6,921       5,800

  Weighted average shares outstanding *             7,871       7,969       8,021       8,087       8,203

  Basic earnings (loss) per share *             $   (0.99)       0.91        1.51        0.85        0.71

  Diluted earnings (loss) per share *           $   (0.99)       0.90        1.50        0.85        0.70

Dividends declared per share *                  $    0.32        0.30        0.27        0.26        0.26

Underwriting ratios (statutory basis):
  Loss and loss adjustment expense ratio            88.6%       75.3%       71.8%       76.8%       78.0%
  Expense ratio                                     28.8        30.1        31.1        30.3        30.0
  Combined ratio                                   117.4%      105.4%      102.9%      107.1%      108.0%

Balance sheet data at end of period:
  Total investments                             $ 295,904     299,578     313,822     308,427     281,689
  Total assets                                    398,891     398,223     408,858     413,586     397,798
  Total liabilities                               272,439     261,414     266,889     281,692     275,624
  Shareholders' equity                            126,452     136,809     141,969     131,894     122,174
  Shareholders' equity per share *              $   16.07       17.26       17.82       16.45       14.89


* Retroactively restated to reflect the 10 percent stock dividends declared in December 1999 and 1998.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements:

Statements in this annual report that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. The Company's future results could differ materially from those discussed. Risk factors include: variation in catastrophe losses due to changes in weather patterns or other natural causes; changes in property and casualty reserves; developments in insurance regulations, judicial decisions or legislation that may affect the Company; technological difficulties and advancements; general economic conditions; fluctuations in interest rates or securities markets; or market and competitive changes affecting pricing or demand for insurance products or the ability to generate investment income. Growth and profitability have been and may be affected by these and other factors.

Overview:

For the year 2000, the Company experienced a net loss due to increased loss and loss adjustment expenses despite an increase in revenues. Several factors contributed to the increased loss and loss adjustment expenses including higher loss cost trends in most of the Company's major lines of business, greater claim severity, adverse development of prior year losses and additional reserves for losses and loss adjustment expenses in order to take such negative claim trends into account. The increase in revenues was driven by an increase in earned premiums and net realized investment gains.

One of the Company's growing lines of business is non-standard automobile coverage. The Company began selling this product in 1998. In 2000, the pool of Meridian companies wrote approximately $28.7 million of non-standard auto premium. During 2000, non-standard automobile coverage was expanded to include the states of Missouri and Washington. Non-standard automobile insurance covers drivers with no prior insurance or with driving records that do not qualify them for standard or preferred premium rates. Non-standard policies are generally sold at higher premiums to offset increased risk of loss. The non-standard auto policies are marketed through the Company's independent agency force, select non-standard specialty agents, and directly via the internet in certain states in which the Company does not sell personal lines through independent agents.

Another source of premium growth during 2000 was the Company's relationship with GROUPadvantage. This sales arrangement made Meridian's personal lines products available through franchised independent agencies to Sam's Club members in certain states.
Although the GROUPadvantage program has generated premium growth, this business has consistently failed to meet the Company's profitability objectives, and the intermediary marketing company involved in the GROUPadvantage program has suffered financial and operational failure. The Company has ceased writing new business through this sales arrangement and is in the process of non-renewing such existing business. The Company expects to substantially complete this process by the end of 2001.

Marketing products through independent agents has been and continues to be the Company's primary source of distribution. The Company has approximately 1,400 independent agents who market the Company's core personal lines, commercial lines and farm products. Additionally, the Company markets products to members of various associations through approximately 600 independent agents specializing in this market. Thirty-one different associations have endorsed Meridian for their insurance program. Association business is desired in agricultural, contractor, appliance dealer, cosmetologist, veterinary, optometry, and funeral home associations, as well as certain other classes of business. The Company continues to build these relationships.

The Company has been steadily expanding its operations into new states. At the end of 1994, Meridian operated in seven states, entirely in the Midwest. In recent years, the Company has significantly increased its geographic diversification and is currently licensed in 22 states.

In addition to growth initiatives, the Company is working to increase profitability through consistent exercise of underwriting discipline, prudent pricing analyses, sound investment management, enhanced customer service and efficient cost control. Given the high level of losses in the current year, the Company has taken selective premium rate increases, generally ranging from four percent to 17 percent depending upon the state and line of business. Additionally, enhancements have been made to underwriting and agency management practices to further improve the quality of risk selection. Selected segments of the Company's business are being completely reunderwritten, resulting in the non-renewal of insurance coverage for certain risks. Several claim control programs and other actions have been implemented to improve proactive claims handling. These actions plus continued focus on operating expenses are expected to improve future profitability.

Results of Operations:

2000 Compared to 1999

For the year 2000, the Company recorded a net loss of $7.8 million, or $0.99 per diluted common share, down from net income of $7.3 million, or $0.90 per diluted common share for 1999. Realized net investment gains were $10.4 million, or $0.86 per diluted common share after tax, compared to $6.7 million, or $0.54 per diluted common share after tax, for 1999.

The Company's total revenues for 2000 increased by 9.8 percent to $244.3 million from $222.4 million reported in 1999. Premiums earned were up by 8.9 percent to $217.2 million in comparison with $199.4 million for 1999. During 2000, premiums earned in the non-standard automobile and GROUPadvantage products were approximately $19.4 million and $12.4 million, up from $12.8 million and $6.3 million from 1999, respectively. Premiums earned in commercial lines improved by
9.3 percent which included an increase of 13.2 percent in commercial automobile and 12.8 percent in workers' compensation. Farmowners earned premiums grew by 3.1 percent compared to 1999.

Net written premiums for 2000 increased 4.7 percent over 1999. In 2000, net written premiums for personal lines increased by 4.3 percent to $128.1 million, commercial lines increased by 5.3 percent to $76.7 million, while farm lines increased by 5.6 percent to $11.6 million.

Personal lines premium growth has been primarily attributable to non-standard automobile and GROUPadvantage premiums. Non-standard automobile, which continues to be a growth area, increased approximately 34 percent over the prior year period. As announced in October of 2000, the Company has ceased writing new business through GROUPadvantage and has begun non-renewing all such existing business. In addition, the Company decided to withdraw from writing all personal lines insurance in the State of Michigan. In total, the Michigan personal lines and GROUPadvantage business represented approximately 5 percent of the Company's net written premium for the year 2000. The 5.3 percent increase in commercial lines net written premiums is a combination of rate increases and new business.

Total investment income in 2000 increased less than one percent over 1999 reflecting a higher overall yield on a slightly lower level of average investments. Net investment income declined slightly to $16.1 million from $16.3 million for 1999. This decline is attributable to higher allocated investment expenses during the year 2000. Realized net investment gains increased to $10.4 million, or $0.86 per diluted common share after tax, compared with $6.7 million, or $0.54 per diluted common share after tax, for 1999. The increase is mainly attributable to the sale of certain equity securities. The Company has focused on increasing book yield by selling lower yielding and tax advantaged securities and reinvesting the proceeds in higher yielding fixed maturities.

The Company's statutory combined ratio increased to 117.4 percent in 2000 from 105.4 percent in 1999, due to an increase in the loss and loss adjustment expense ratio. Loss and loss adjustment expenses increased from $150.2 million reported for 1999 to $192.4 million in 2000. Relative to earned premiums, the loss and loss adjustment expense ratio increased to 88.6 percent in 2000, compared with 75.3 percent in 1999. Net weather-related catastrophe losses of approximately $9.3 million in 2000 accounted for 4.3 percentage points of the combined loss and loss adjustment expense ratio, compared with approximately $14.4 million, or 7.2 percentage points, related to such losses in 1999. Such claims in 2000 largely resulted from May wind and hail storms in Indiana and Wisconsin. The 2000 personal lines loss and loss adjustment expense ratio of 90.5 percent deteriorated from 78.6 percent in 1999. The commercial lines loss and loss adjustment expense ratio deteriorated to 86.3 percent from 68.7 percent in 1999 while farm lines improved slightly. The overall decline in the 2000 ratios was a result of several factors, including higher loss cost trends in the automobile lines of business, greater claim severity, adverse development of workers' compensation losses, and additions to reserves for losses and loss adjustment expenses.

General operating and amortization expenses increased to $66.1 million in 2000 from $62.2 million in 1999. Relative to the earned premium volume, the Company's 2000 expense ratio improved to 30.4 percent compared with 31.2 percent for 1999. The increase in premium volume of 8.9 percent, over which to spread slightly reduced general operating expenses, was a factor behind this decrease.

For the year 2000, the Company recorded an income tax benefit of $6.9 million compared to income tax expense of $1.9 million for 1999. The effective tax benefit rate for 2000 exceeds the effective tax rate for 1999 primarily from the amounts of tax-exempt interest and the dividends received deduction, relative to the levels of pre-tax income or loss.

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

Loss and loss adjustment expenses increased from the $136.6 million reported for 1998 to $150.2 million in 1999. Relative to earned premiums, the loss and loss adjustment expense ratio increased to 75.3 percent in 1999, compared with 72.2 percent in 1998. Weather-related catastrophe losses accounted for over seven percentage points of the ratios in both years, with approximately $14.4 million of such losses in 1999 compared to $14.7 million in 1998. Due in large part to such weather-related losses, property lines of business remained unprofitable, while the casualty lines of business were profitable in both 1999 and 1998. The personal lines loss ratio of 78.6 percent increased from 75.8 percent in 1998. The 1999 commercial lines loss ratio increased to 68.5 percent from 66.3 percent in 1998. The increases in the 1999 ratios were generally due to loss costs and severity and, to an extent in certain lines, to prior years' premium rate actions. Loss frequency was not a major factor, as overall frequency comparisons changed only a small fraction of one percent between 1998 and 1999.

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

Liquidity and Capital Resources:

The Company's primary need for liquidity is to pay shareholder dividends and service debt. Its main source of liquidity is the receipt of dividends from its subsidiaries. The Company's insurance subsidiaries are subject to state laws and regulations which restrict their ability to pay dividends. Meridian Security declared and paid annual dividends to the Company of $6.0 million in 2000, compared to $5.0 million during each year of 1999 and 1998. The principal need of the Company's insurance subsidiaries for liquid funds is the payment of claims and general operating expenses in the ordinary course of business. The funds of the Company's insurance subsidiaries are generally invested in securities with maturities intended to provide adequate cash to pay such claims and expenses without forced sales of investments. The average duration of the fixed maturity portfolio is approximately 4.7 years. Over the next year, a relatively small portion of the Company's bond portfolio is scheduled to mature.

Approximately 79 percent of the Company's investment assets are held in fixed maturities, substantially all of which are believed to be readily marketable. Within the fixed maturity portfolio, the Company holds approximately 23 percent in mortgage-backed pass-through securities and collateralized mortgage obligations. The Company has attempted to reduce the prepayment risks associated with mortgage-backed securities by investing a majority of the collateralized mortgage obligations in planned amortization and Very Accurately Defined Maturity (VADM) tranches. These investments are designed to alleviate the risk of prepayment by providing predictable principal prepayment schedules within a designated range of prepayments.

The Company's fixed income investment portfolio consists almost entirely of investment grade securities, the average quality of which is rated Aa / AA. The Company currently holds all of its fixed maturity investments in the "available-for-sale" category carried at fair value. The Company at December 31, 2000 recorded unrealized gains in the fixed maturity portfolio of approximately $1.5 million, net of deferred income taxes. At year-end 1999, the Company recorded unrealized losses on the fixed maturity portfolio of approximately $3.7 million, net of deferred income taxes. The Company's equity security portfolio, which accounted for approximately 18 percent of invested assets at year-end 2000, had unrealized gains, net of deferred income taxes, of approximately $5.0 million at December 31, 2000, compared to approximately $9.6 million at December 31, 1999.
Net unrealized appreciation of investments added $0.87 to the Company's $16.07 book value per share at December 31, 2000. Net unrealized appreciation added $0.76 per share to the $17.26 book value at December 31, 1999.

The Company does have exposure to market rates and prices. The Company's primary market risk exposures are changes in price for equity securities and changes in interest rates and credit ratings for fixed maturity securities. The Company, with the Board of Directors, administers and oversees investment risk through the Finance and Investment Committee, which provides executive oversight of investment activities. The Company has specific investment guidelines and policies that define the overall framework used daily by investment portfolio managers to limit the Company's exposure to market risk.

The Company does not own or currently utilize derivative financial instruments for the purpose of hedging, enhancing the overall return of its investment portfolio, or reducing the cost of its bank debt. Meridian, through its outside professional portfolio managers, employs traditional investment management tools and techniques to address the yield and valuation exposures of its invested assets. The long term fixed maturity investment portfolio is managed so as to limit various risks inherent in the bond market. Credit risk is addressed through adequate diversification and the purchase of investment grade securities. Reinvestment rate risk is controlled through asset-liability matching practices and by addressing call characteristics in security selection. Market value risk is addressed through maturity selection. The market value of the Company's long term fixed maturity investment portfolio is sensitive to fluctuations in the level of interest rates. The impact of interest rate movements on the long term fixed maturity investment portfolio generally affects net realized gains or losses when securities are sold. The Company estimates that a 100 basis point increase in interest rates from current levels would result in a possible decline in the $235.2 million market value of the long term fixed maturity investment portfolio of approximately 5.5 percent, or $12.9 million. With regard to its $52.7 million equity security portfolio, the Company does not own nor engage in any type of option writing. A 10% decrease in the U.S. equity market prices could result in a decrease of $5.3 million in the market value of the Company's common equities. These possible declines in values for the bond and stock portfolios would, net of deferred income taxes, negatively affect the common shareholders' equity at any point in time, but would not necessarily result in the recognition of realized investment losses as long as operating cash flow and the ongoing emergence of bond maturities continued to provide sufficient funds to meet obligations to policyholders and claimants, as well as debt service and cash dividend requirements at the holding company level.

On May 6, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 350,000 common shares, or approximately five percent of the Company's outstanding common stock. On February 23, 2000, the Company announced that its Board of Directors had authorized the additional repurchase of up to 400,000 common shares. As of December 31, 2000, the Company had repurchased 445,302 shares, or approximately 59 percent of the authorized total, at a cost of approximately $6.5 million.

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


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is disclosed in Item 7:
Management Discussion and Analysis within the Liquidity and Capital Resources paragraphs.


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


                  REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Meridian Insurance Group, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Meridian Insurance Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for insurance-related assessments in 1999.


PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 23, 2001



                        MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF INCOME

                                                                  December 31,
                                                      2000            1999            1998

Premiums earned                                 $   217,176,061   $ 199,420,059  $ 189,188,422
Net investment income                                16,119,326      16,324,820     17,245,684
Realized investment gains                            10,388,414       6,699,847      7,342,074
Other income (expense)                                  579,464         (15,425)       (59,017)
  Total revenues                                    244,263,265     222,429,301    213,717,163


Losses and loss adjustment expenses                 192,383,803     150,217,608    136,619,991
General operating expenses                           16,165,161      16,686,439     16,686,387
Interest expense                                        528,428         532,006        672,630
Amortization expenses                                49,889,391      45,556,040     42,917,642
  Total expenses                                    258,966,783     212,992,093    196,896,650

Income (loss) before taxes and change
  in accounting method                              (14,703,518)      9,437,208     16,820,513

Income taxes (benefit):
  Current                                            (3,099,264)      1,445,000      2,514,968
  Deferred                                           (3,842,000)        448,000      2,155,000
     Total income taxes (benefit)                    (6,941,264)      1,893,000      4,669,968

Income (loss) before change in accounting
   method                                            (7,762,254)      7,544,208     12,150,545

Cumulative effect of change in
   accounting method, (net of tax)                         ---         (293,700)          ---

    Net income (loss)                           $    (7,762,254)  $   7,250,508  $  12,150,545

Basic weighted average shares outstanding             7,871,030       7,969,226      8,021,285

Diluted weighted average shares outstanding           7,871,030       8,054,578      8,112,098

Per share results:
   Basic earnings (loss) per share before
     change in accounting method                $         (0.99)  $        0.95  $        1.51
   Accounting change, net of tax, per share                0.00           (0.04)          0.00
   Basic earnings (loss) per share              $         (0.99)  $        0.91  $        1.51

   Diluted earnings (loss) per share before
     change in accounting method                $         (0.99)$          0.94  $        1.50
   Accounting change, net of tax, per share                0.00           (0.04)          0.00
   Diluted earnings (loss) per share            $         (0.99)$          0.90  $        1.50


The accompanying notes are an integral part of the consolidated financial statements.


               MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                                          December 31,
                                                      2000            1999
                     ASSETS
Investments:
   Fixed maturities, available for sale at fair value
      (cost $232,938,000 and $232,090,000)      $   235,184,265 $   226,431,532
   Equity securities, at fair value
      (cost $45,039,000 and $54,282,000)             52,680,078      69,002,099
 Short-term investments, at cost, which
      approximates fair value                         6,140,534       2,822,215
 Other invested assets                                1,899,308       1,322,209
   Total investments                                295,904,185     299,578,055

Cash                                                  1,849,786       1,381,888
Premiums receivable                                   9,283,881      13,113,315
Accrued investment income                             3,803,515       3,314,756
Deferred policy acquisition costs                    19,716,433      19,974,450
Goodwill                                             13,365,992      14,070,480
Reinsurance receivables                              33,592,907      34,057,786
Prepaid reinsurance premiums                          3,589,669       3,592,121
Due from Meridian Mutual Insurance Company            6,928,351       4,620,574
Current and deferred federal income taxes            10,147,373       2,456,781
Other assets                                            708,768       2,062,919
   Total assets                                 $   398,890,860 $   398,223,125

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   161,772,444 $   145,962,418
Unearned premiums                                    87,882,951      88,698,507
Other post-employment benefits                        2,273,321       2,204,739
Bank loan payable                                     6,500,000       8,500,000
Reinsurance payables                                  8,337,027       9,142,015
Other liabilities                                     5,673,453       6,906,277
   Total liabilities                                272,439,196     261,413,956

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    issued 8,312,878 and 8,218,167; outstanding 7,867,576 and
    7,926,610 at December 31, 2000 and 1999,
    respectively (including 10% stock dividend issued
    on January 11, 2000, for 721,872 shares, and
    January 6, 1999, for 658,493 shares)             45,850,259      44,793,300
 Treasury Shares, at cost; 445,302 and 291,557
    shares at December 31, 2000 and 1999,
    respectively                                     (6,549,079)     (4,566,809)
 Contributed capital                                 36,481,864      36,481,864
 Retained earnings                                   43,831,835      54,112,519
 Accumulated other comprehensive income               6,836,785       5,988,295
   Total shareholders' equity                       126,451,664     136,809,169
   Total liabilities and shareholders' equity   $   398,890,860 $   398,223,125


The accompanying notes are an integral part of the consolidated financial statements.



                                        MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                     for the Years Ended December 31, 2000, 1999 and 1998
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings    Income (Loss)  Income (Loss)

Balance January 1, 1998                 $   44,110,416 $   (2,308,188)$   15,058,327 $   60,684,448 $   14,349,232
Comprehensive income:
  Net income                                        --             --             --     12,150,545             -- $   12,150,545
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
    net of reclassification
    adjustment                                      --             --             --             --        841,006        841,006
Comprehensive income                                --             --             --             --             -- $   12,991,551
Stock dividend (shares issued
  658,493)                                          --             --     10,865,135    (10,865,135)            --
Repurchase of 58,300 common shares                  --       (969,593)            --             --             --
Issuance of 3,666 restricted shares             65,209             --             --             --             --
Exercise of stock options for 12,989
   common shares                               161,054             --             --             --             --
Dividends ($0.27 per share)                         --             --             --     (2,173,623)            --
Balance at December 31, 1998            $   44,336,679 $   (3,277,781)$   25,923,462 $   59,796,235 $   15,190,238
Comprehensive income:
  Net income                                        --             --             --      7,250,508             -- $    7,250,508
  Other comprehensive
    income (loss), net of tax:
   Unrealized loss on securities,
    net of reclassification
    adjustment                                      --             --             --             --     (9,201,943)    (9,201,943)
Comprehensive income (loss)                         --             --             --             --             -- $   (1,951,435)
Stock dividend (shares issued
  721,872)                                          --             --     10,558,402    (10,558,402)            --
Repurchase of 78,757 common shares                  --     (1,289,028)            --             --             --
Issuance of 3,104 restricted shares             57,618             --             --             --             --
Exercise of stock options for 36,389
   common shares                               393,439             --             --             --             --
Issuance of 290 common shares                    5,564             --             --             --             --
Dividends ($0.30 per share)                         --             --             --     (2,375,822)            --
Balance at December 31, 1999            $   44,793,300 $   (4,566,809)$   36,481,864 $   54,112,519 $    5,988,295
Comprehensive income:
  Net income (loss)                                 --             --             --     (7,762,254)            -- $   (7,762,254)
  Other comprehensive
    income, net of tax:
   Unrealized gain on securities,
    net of reclassification
    adjustment                                      --             --             --             --        848,490        848,490
Comprehensive income (loss)                         --             --             --             --             -- $   (6,913,764)
Repurchase of 153,745 common
   shares                                           --     (1,982,270)            --             --             --
Issuance of 7,758 restricted
   shares                                      102,067             --             --             --             --
Exercise of stock options for 86,953
   common shares                               954,892             --             --             --             --
Dividends ($0.32 per share)                         --             --             --     (2,518,430)            --
Balance at December 31, 2000            $   45,850,259 $   (6,549,079)$   36,481,864 $   43,831,835 $    6,836,785


The accompanying notes are an integral part of the consolidated financial statements.



                        MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the Years Ended December 31, 2000, 1999 and 1998

                                                                                 December 31,
                                                                     2000            1999            1998

Cash flows from operating activities:
   Net income (loss)                                           $  (7,762,254)  $   7,250,508   $  12,150,545
   Reconciliation of net income to net cash
    provided by (used in) operating activities:
     Amortization                                                 49,889,391      45,556,040      42,917,642
     Deferred policy acquisition costs                           (48,926,887)    (47,153,688)    (42,233,924)
     Deferred income taxes                                        (3,842,000)        448,000       2,155,000
     Increase (decrease) in unearned premiums                       (815,556)      7,475,412      (1,616,238)
     Increase (decrease) in loss and loss
       adjustment expenses                                        15,810,026      (8,290,253)    (15,548,655)
     Decrease (increase) in premium receivables                    3,829,434      (7,487,845)     (1,282,313)
     Decrease (increase) in amount due from Meridian Mutual       (2,307,777)      2,907,759         194,944
     Decrease in reinsurance receivables                             464,879       7,745,838       7,046,442
     Decrease (increase) in prepaid reinsurance premiums               2,452        (229,680)        499,066
     Decrease (increase) in other assets                           1,353,685      (1,598,464)      1,143,489
     Increase (decrease) in reinsurance payables                    (804,988)       (669,961)        733,900
     Increase (decrease) in accrued commissions and
       other expenses                                               (171,750)      1,013,569        (685,937)
     Increase (decrease) in payable for federal income taxes      (4,304,592)        215,964         315,368
     Increase (decrease) in other liabilities                       (925,772)      1,191,728      (1,794,478)
     Net realized investment gains                               (10,388,414)     (6,699,847)     (7,342,074)
     Issuance of restricted common stock                             102,067          57,618          65,209
     Issuance of common stock                                            ---           5,564             ---
     Cumulative effect of change in accounting mehod                     ---         293,700             ---
     Other, net                                                     (321,364)     (1,017,880)         (6,583)
Net cash provided by (used in) operating activities               (9,119,420)      1,014,082      (3,288,597)

Cash flows from investing activities:
   Purchase of fixed maturities                                  (55,328,719)    (61,355,250)    (99,643,783)
   Proceeds from sale of fixed maturities                         36,432,627      42,415,984      78,138,240
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                          17,447,342      20,822,177      29,141,214
   Purchase of equity securities                                 (19,081,151)    (22,439,634)    (21,960,794)
   Proceeds from sale of equity securities                        39,715,838      24,482,244      21,316,297
   Net (increase) decrease in short-term investments              (3,318,319)      3,609,267      (2,435,250)
   Increase in other invested assets                                 (98,722)       (118,999)       (489,800)
   Increase (decrease) in securities receivable/payable                 (466)     (3,061,898)      3,071,384
Net cash provided by investing activities                         15,768,430       4,353,891       7,137,508

Cash flows from financing activities:
   Dividends paid                                                 (3,153,734)     (2,320,018)     (2,124,274)
   Repayment of bank loan                                         (2,000,000)     (1,625,000)     (1,250,000)
   Repurchase of common stock                                     (1,982,270)     (1,289,028)       (969,593)
   Exercise of stock options                                         954,892         393,439         161,055
Net cash used in financing activities                             (6,181,112)     (4,840,607)     (4,182,812)

Increase (decrease) in cash                                          467,898         527,366        (333,901)
Cash at beginning of year                                          1,381,888         854,522       1,188,423
Cash at end of year                                            $   1,849,786   $   1,381,888    $    854,522


The accompanying notes are an integral part of the consolidated financial statements.


           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Summary of Significant Accounting Policies

     Nature of Operations:
   Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 48.5 percent of the outstanding common shares of the Company. The Company is a holding company principally engaged in the business of underwriting property and casualty insurance through its direct wholly-owned subsidiary, Meridian Security Insurance Company ("Meridian Security") and its indirect wholly-owned subsidiaries Meridian Citizens Security Insurance Company ("Meridian Citizens Security") and Insurance Company of Ohio ("ICO").

   Meridian Security, Meridian Citizens Security, and ICO are participants in a reinsurance pooling arrangement with Meridian Mutual and Meridian Citizens Mutual Insurance Company ("Meridian Citizens Mutual"), in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries total 74 percent. See Note 6 - Related Party Transactions.

   The Company has approximately 1,400 independent agents who market the Company's core personal lines, commercial lines and farm products throughout 18 states. Additionally, the Company markets products to members of various associations through approximately 600 independent agents specializing in this market.

   Collectively, the insurance companies participating in the reinsurance pooling arrangement write a broad line of property and casualty insurance, including personal, non-standard and commercial automobile; homeowners, farmowners and commercial multi-peril; and workers' compensation. Business is written primarily through independent insurance agencies in the states of Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Missouri, North Dakota, Ohio, Pennsylvania, South Dakota, Tennessee, Virginia, and Wisconsin.

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

     Investments:
   Fixed maturity investments include bonds, notes, mortgage backed pass-through securities, collateralized mortgage obligations, other asset backed securities and sinking fund preferred stocks. The fixed maturity portfolio is invested entirely in securities classified as available for sale and is carried at estimated fair values. Equity securities, consisting of unaffiliated common and perpetual preferred stocks, are reported at estimated fair values. Short-term investments are recorded at cost, approximating fair value. Other investments include limited partnerships recorded on the equity method.

   Realized gains or losses on disposition of investments are determined on a specific identification basis. Unrealized gains and losses resulting from changes in the valuation of both equity securities and fixed maturities available for sale are recorded as a component of other comprehensive income, net of applicable deferred income taxes.

   The Company regularly evaluates its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in a security's net realizable value below amortized cost that is not a temporary fluctuation is recognized as a realized loss, and the cost basis of that security is reduced to its estimated fair value.

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

     Goodwill:
   The Company's goodwill represents the excess of cost over the fair value of identifiable net assets acquired from business acquisitions and is being amortized on a straight-line basis over a 25-year period. The Company continually monitors the value of its goodwill based on estimates of future earnings of the subsidiaries that were acquired. If it is determined that changes in such projected earnings no longer support the recoverability of goodwill over the remaining amortization period, the carrying value would be reduced with a corresponding charge to expense or the amortization period would be shortened. As of December 31, 2000 no material changes have occurred. Goodwill amortization for the years ended 2000, 1999, and 1998 was $704,488, $704,946, and $704,030,
   respectively.

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

     Income Taxes:
   Deferred income taxes are provided to reflect the estimated future tax effects of temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements. The deferred tax asset or liability is measured by using enacted tax rates expected to apply to future taxable income in the periods in which the temporary differences are expected to be recovered or settled. Accordingly, changes in future tax rates cause immediate adjustments to deferred taxes.

   In assessing the realization of deferred income tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets depends upon generating future taxable income during the periods in which temporary differences become deductible. If future income is not generated as expected, deferred income tax assets may need to be written off. No such write-offs have occurred.

     Earnings Per Share:
   The Company presents basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Stock Dividend:
   On both December 9, 1998, and December 15, 1999, a ten percent stock dividend was declared that was effective for shareholders of record as of December 21, 1998, and December 27, 1999, respectively. The financial statements, notes, and other references to share and per share data have been retroactively restated to reflect the stock dividends for all periods presented.

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

   In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB released SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of this pronouncement to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments (including derivative instruments that are embedded in other contracts) and hedging activities. All items that are required to be recognized must be displayed, according to accounting standards, in the statement of financial position at fair value. The Company does not hold any derivative instruments and does not currently participate in hedging activities. The Company does not anticipate a material impact upon adoption of this statement.


2.  Investments
    The Company's net investment income for the periods ended December 31, 2000, 1999, and 1998 are summarized as follows:

                                                   2000           1999           1998
Interest on fixed maturities:
  Tax-exempt securities                      $   3,199,891  $   2,688,621     2,531,304
  Taxable securities                            10,560,127     11,047,013    11,883,195
Dividends on redeemable preferred stock          1,521,614      1,439,793     1,769,286
Dividends on equity securities                   1,099,962      1,175,473     1,011,335
Interest on short-term investments                 140,605        158,591       229,347
Other investment income                            219,113        113,310       149,589
  Total investment income                       16,741,312     16,622,801    17,574,056
Investment expenses                                621,986        297,981       328,372
  Net investment income                      $  16,119,326  $  16,324,820  $ 17,245,684


Net realized and unrealized gains on investments are summarized as follows:

                                                   2000           1999           1998
Realized gains (losses):
  Fixed maturities                           $    (382,772) $    (294,085) $  2,628,256
  Equity securities                             11,391,589      7,986,729     6,263,104
  Other investments                                  1,583           (317)     (701,038)
    Total realized investment gains             11,010,400      7,692,327     8,190,322
  Investment expenses                              621,986        992,480       848,248
   Net realized investment gains             $  10,388,414  $   6,699,847  $  7,342,074

Net change in unrealized appreciation (depreciation):
  Fixed maturities, available for sale       $   7,905,037  $ (13,021,008) $ (1,379,804)
  Equity securities                             (7,078,924)      (962,682)    2,734,114
  Limited partnerships                             478,377       (172,253)      (61,304)
  Deferred income tax benefit (expense)           (456,000)     4,954,000      (452,000)
    Net change in unrealized appreciation
      (depreciation)                         $     848,490  $  (9,201,943) $    841,006


The amortized cost and aggregate fair values of investments in fixed maturity securities at December 31, 2000 and 1999, are as follows:

                                                              Gross           Gross         Aggregate
                                            Amortized      Unrealized      Unrealized         Fair
                                              Cost            Gains          Losses           Value
December 31, 2000
Available for sale:
  Government and agency
    domestic bonds                      $   3,855,375   $     124,452   $       7,814   $   3,972,013
  Municipal bonds                          50,192,819       1,454,281         137,606      51,509,494
  Corporate bonds                         104,757,995       1,979,986       1,531,994     105,205,987
  Mortgage-backed securities               52,965,158         618,561         268,055      53,315,664
  Sinking fund preferred stocks            21,166,687         677,261         662,841      21,181,107
    Total fixed maturity securities     $ 232,938,034   $   4,854,541   $   2,608,310   $ 235,184,265

December 31, 1999
Available for sale:
  Government and agency
    domestic bonds                      $   3,258,428   $      11,307   $      66,182   $   3,203,553
  Municipal bonds                          67,940,463         535,412       1,936,532      66,539,344
  Corporate bonds                          95,509,178         204,486       3,632,129      92,081,534
  Mortgage-backed securities               40,841,608         103,645       1,194,057      39,751,196
  Sinking fund preferred stocks            24,540,660         469,103         153,859      24,855,905
    Total fixed maturity securities     $ 232,090,337   $   1,323,953   $   6,982,759   $ 226,431,532


The amortized cost and aggregate fair value of fixed maturity securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            Aggregate
                                                            Amortized         Fair
                                                              Cost            Value
Available for sale:
  Due in one year or less                               $   2,099,261   $   2,129,918
  Due after one year through five years                    16,653,734      16,980,174
  Due after five years through ten years                   72,969,129      73,297,096
  Due after ten years through fifteen years                35,323,629      36,545,807
  Due after fifteen years through twenty years             28,656,247      28,709,334
  Due after twenty years                                   24,270,876      24,206,272
    Subtotal                                              179,972,876     181,868,601
  Mortgage-backed securities                               52,965,158      53,315,664
    Total fixed maturity securities                     $ 232,938,034   $ 235,184,265


   Proceeds from sales of investments in fixed maturity securities during 2000, 1999 and 1998, respectively, were $36,432,627,
   $42,415,984, and $78,138,240.  During 2000, 1999 and 1998,
   respectively, gross gains of $236,379, $110,779, and $2,672,721 and gross losses of $608,511, $404,864, and $44,464 were realized on those sales.

   Unrealized appreciation of equity securities at December 31, 2000 totaled $7,641,379 representing $12,496,253 of gains on certain securities and $4,854,874 of losses on other securities.


3.    Other Comprehensive Income
   The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gain (losses) on securities for the years ended December 31, 2000, 1999 and 1998 consist of the following:


                                                            December 31,
                                                   2000         1999         1998
Unrealized holding gains (losses) before
   deferred income taxes                      $ 12,314,890 $ (6,463,616)$  9,485,328
Deferred income tax benefit (expense)           (4,310,000)   2,262,000   (3,320,000)
Less:  Reclassification adjustment for
          realized gains                        11,010,400    7,692,327    8,190,322
       Income tax expense related to
          realized gains                        (3,854,000)  (2,692,000)  (2,866,000)
    Other comprehensive income (loss)         $    848,490 $ (9,201,943)$    841,006



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


2000
                                                                                      Segment       Non-segment
                                     Personal       Farmowners      Commercial         Total           Total           Total
Premiums earned                  $ 128,819,463   $  11,277,127   $  77,079,471   $ 217,176,061   $         ---   $ 217,176,061
Net investment income                9,561,288         837,015       5,721,023      16,119,326             ---      16,119,326
Net realized gains                         ---             ---             ---             ---      10,388,414      10,388,414
Other income                               ---             ---             ---             ---         579,464         579,464
   Total revenues                $ 138,380,751   $  12,114,142   $  82,800,494   $ 233,295,387   $  10,967,878   $ 244,263,265

Loss and LAE expense             $ 116,613,918   $   9,239,620   $  66,530,265   $ 192,383,803   $         ---   $ 192,383,803
General operating expense            8,659,701         929,623       6,575,837      16,165,161             ---      16,165,161
Interest expense                           ---             ---             ---             ---         528,428         528,428
Amortization expenses               26,725,821       2,869,030      20,294,540      49,889,391             ---      49,889,391
   Total expenses                $ 151,999,440   $  13,038,273   $  93,400,642   $ 258,438,355   $     528,428   $ 258,966,783

Income (loss) before taxes       $ (13,618,689)  $    (924,131)  $ (10,600,148)  $ (25,142,968)  $  10,439,450   $ (14,703,518)
Income taxes (benefit)              (6,429,136)       (436,265)     (5,004,138)    (11,869,539)      4,928,275      (6,941,264)

   Net income (loss)             $  (7,189,553)  $    (487,866)  $  (5,596,010)  $ (13,273,429)  $   5,511,175   $  (7,762,254)


1999

Premiums earned                  $ 117,975,956   $  10,935,071   $  70,509,032   $ 199,420,059   $         ---   $ 199,420,059
Net investment income                9,657,686         895,161       5,771,973      16,324,820             ---      16,324,820
Net realized gains                         ---             ---             ---             ---       6,699,847       6,699,847
Other income (expense)                     ---             ---             ---             ---         (15,425)        (15,425)
   Total revenues                $ 127,633,642   $  11,830,232   $  76,281,005   $ 215,744,879   $   6,684,422   $ 222,429,301

Loss and LAE expense             $  92,789,256   $   8,996,924   $  48,431,428   $ 150,217,608   $         ---   $ 150,217,608
General operating expense            9,209,247         955,579       6,521,613      16,686,439             ---      16,686,439
Interest expense                           ---             ---             ---             ---         532,006         532,006
Amortization expenses               25,142,386       2,608,847      17,804,807      45,556,040             ---      45,556,040
   Total expenses                $ 127,140,889   $  12,561,350   $  72,757,848   $ 212,460,087   $     532,006   $ 212,992,093

Income (loss) before taxes and
   change in accounting method   $     492,753   $    (731,118)  $   3,523,157   $   3,284,792   $   6,152,416   $   9,437,208
Income taxes (benefit)                 174,107        (258,330)      1,244,858       1,160,635         732,365       1,893,000

Income (loss) before change in
   accounting method             $     318,646   $    (472,788)  $   2,278,299   $   2,124,157   $   5,420,051   $   7,544,208
Cumulative effect of change
   in accounting method                    ---             ---             ---            ---          293,700         293,700

   Net income (loss)             $     318,646   $    (472,788)  $   2,278,299   $   2,124,157   $   5,126,351   $   7,250,508


1998

Premiums earned                  $ 107,806,522   $  10,878,882   $  70,503,018   $ 189,188,422   $          ---  $ 189,188,422
Net investment income                9,554,172         936,329       6,755,183      17,245,684              ---     17,245,684
Net realized gains                         ---             ---             ---             ---        7,342,074      7,342,074
Other income (expense)                     ---             ---             ---             ---          (59,017)       (59,017)
   Total revenues                $ 117,360,694   $  11,815,211   $  77,258,201   $ 206,434,106   $    7,283,057  $ 213,717,163

Loss and LAE expense             $  82,258,735   $   7,976,382   $  46,384,874   $ 136,619,991   $          ---  $ 136,619,991
General operating expense            8,694,496       1,013,191       6,978,700      16,686,387              ---     16,686,387
Interest expense                           ---             ---             ---             ---          672,630        672,630
Amortization expenses               22,362,375       2,605,943      17,949,324      42,917,642              ---     42,917,642
   Total expenses                $ 113,315,606   $  11,595,516   $  71,312,898   $ 196,224,020   $      672,630  $ 196,896,650

Income before taxes              $   4,045,088   $     219,695   $   5,945,303   $  10,210,086   $    6,610,427  $  16,820,513
Income taxes                         1,123,059          60,995       1,650,626       2,834,680        1,835,288      4,669,968

   Net income                    $   2,922,029   $     158,700   $   4,294,677   $   7,375,406   $    4,775,139  $  12,150,545


As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                       2000            1999            1998
Personal lines:
    Automobile                   $ 101,424,205   $  91,123,405   $  79,438,864
    Homeowners                      24,776,218      24,271,745      25,649,226
    Other                            2,619,040       2,580,806       2,718,432
Total personal lines               128,819,463     117,975,956     107,806,522

Commercial lines:
    Automobile                      20,980,925      18,532,450      17,666,781
    Worker's compensation           25,796,584      22,874,065      22,442,522
    Commercial multi-peril          25,307,459      24,539,325      25,983,425
    Other                            4,994,503       4,563,192       4,410,290
Total commercial lines              77,079,471      70,509,032      70,503,018

Farm lines:
    Farmowners                      11,277,127      10,935,071      10,878,882
Total farm lines                    11,277,127      10,935,071      10,878,882

Total all lines combined         $ 217,176,061   $ 199,420,059   $ 189,188,422


 5.  Bank Loan Payable
   The 1996 acquisition of Citizens Security Group was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points, which was 7.2600 percent and
   6.6613 percent at December 31, 2000 and 1999, respectively. The bank loan will mature on August 1, 2003. The Company is required to make principal payments in accordance with the following schedule:

        2001                                        $     2,125,000
        2002                                              2,500,000
        2003                                              1,875,000
        Total payments outstanding                  $     6,500,000

   The principal balance of the bank loan as of December 31, 2000, approximates its market value. Interest paid on the loan during 2000, 1999 and 1998 amounted to $529,000, $550,000, and $688,000 respectively. The bank debt includes certain financial covenants, the most significant of which concern the amounts of risk based capital, statutory policyholders' surplus, total debt, debt to capitalization and debt service coverage (the relationship of dividends available from the Company's insurance subsidiaries to required principal and interest payments).


 6.  Related Party Transactions
   Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual, and Meridian Citizens Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which essentially all premiums, loss and loss adjustment expenses, as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. The reinsurance pool participation percentages of the Company's insurance subsidiaries total 74 percent. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Meridian Citizens Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

   For the year ended December 31, 2000, approximately 76 percent of the Company's total premium volume was derived from its participation in the pooling agreement. In 1999 and 1998, approximately 78 percent and 86 percent, respectively, were derived from the pooling arrangement.


 7.  Liability for Losses and Loss Adjustment Expenses
   Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                               2000            1999            1998
Balance at beginning of period           $   145,962,418 $   154,252,671 $   169,801,326
Less reinsurance recoverables                 34,057,786      41,803,624      48,872,464
  Net balance at beginning of period         111,904,632     112,449,047     120,928,862

Incurred related to:
  Current year                               180,829,051     157,071,731     145,328,331
  Prior years                                 11,554,752      (6,854,123)     (8,708,340)
    Total incurred                           192,383,803     150,217,608     136,619,991

Paid related to:
  Current year                               111,694,671      99,470,630      93,792,456
  Prior years                                 64,414,227      51,291,393      51,307,350
    Total paid                               176,108,898     150,762,023     145,099,806

Net balance at end of period                 128,179,537     111,904,632     112,449,047
Plus reinsurance recoverables                 33,592,907      34,057,786      41,803,624
Balance at end of period                 $   161,772,444 $   145,962,418 $   154,252,671


   The reconciliation for 2000 shows an increase in previously established reserves of approximately $11.6 million, while 1999 and 1998 show reductions of approximately $6.9 million and $8.7 million, respectively. Adverse development, primarily in workers compensation, GROUPadvantage, and non-standard auto resulted in increasing reserves relating to prior accident years.


 8.  Reinsurance
   The companies that participate in the reinsurance pooling agreement reduce the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with unrelated third party insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy.
   Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers.

   The reinsurance purchased includes contracts under which certain types of policies are automatically reinsured up to the contract limits ("treaty reinsurance") and contracts which provide reinsurance on an individual risk basis which require a specific agreement of the reinsurer as to limits of coverage provided ("facultative reinsurance"). Meridian Mutual, Meridian Security, Meridian Citizens Mutual, Meridian Citizens Security, and ICO were each named as insured parties under the treaty reinsurance contracts, and the coverage under those contracts applied to all risks written by each of the companies. Treaty coverage was purchased to cover property and liability exposures in excess of $300,000 and $400,000, respectively, up to the limits set forth in the individual treaty. (In 1999 the exposures were $200,000 and $400,000, respectively. In 1998 the exposures were $200,000 and $350,000, respectively.) Facultative reinsurance was purchased to cover exposures on both property and liability coverages from losses over and above the limits provided by the treaty reinsurance.

   Catastrophe reinsurance provided coverage for multiple losses caused by a single catastrophic event such as a windstorm or earthquake. The combined retention under this contract was $6,000,000 plus five percent of losses up to contractual limits for windstorms of $65,000,000 and for earthquakes of $83,000,000. Another catastrophe reinsurance treaty provided coverage for 95% of losses sustained from multiple catastrophic events which aggregated beyond specified retentions and per event deductibles up to the contractual limits.

   Approximately 96 percent of the Company's ceded reserves for losses and loss adjustment expenses were with Employers Reinsurance Corporation, Michigan Catastrophic Claims Association and Swiss Reinsurance America Corporation. The effect of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                       2000            1999            1998

Premiums written:
    Direct                       $ 232,220,942   $ 223,584,026   $ 204,046,222
    Assumed                            389,470         366,751         486,305
    Ceded                          (16,247,454)    (17,285,000)    (16,461,276)
    Net                          $ 216,362,958   $ 206,665,777   $ 188,071,251

Premiums earned:
    Direct                       $ 233,033,955   $ 216,078,155   $ 205,534,750
    Assumed                            392,014         397,210         614,042
    Ceded                          (16,249,908)    (17,055,306)    (16,960,370)
    Net                          $ 217,176,061   $ 199,420,059   $ 189,188,422

Losses and loss adjustment expenses incurred:
    Direct                       $ 207,003,867   $ 160,929,807   $ 151,184,461
    Assumed                            841,056          57,832         624,892
    Ceded                          (15,461,120)    (10,770,031)    (15,189,362)
    Net                          $ 192,383,803   $ 150,217,608   $ 136,619,991


9.  Deferred Policy Acquisition Costs
  Changes in deferred policy acquisition costs are summarized as follows:

                                       2000            1999            1998

Deferred, beginning of period    $  19,974,450   $  17,671,856   $  17,651,544
Additions:
  Commissions                       35,809,955      34,870,279      31,845,030
  Premium taxes                      3,110,600       3,074,928       2,416,582
  Other                             10,006,332       9,208,481       7,972,312
    Total additions                 48,926,887      47,153,688      42,233,924
Amortization expense                49,184,904      44,851,094      42,213,612
Deferred, end of period          $  19,716,433   $  19,974,450   $  17,671,856


10.  Pension Plan and Other Post-Retirement Benefits
  The Company maintains a defined benefit pension plan for the benefit of eligible employees. Under the plan, all employees of the Company completing more than 1,000 hours of employment in a 12-month period become eligible to participate. The plan provides for a pension annuity beginning at age 65 based on the employee's average monthly base pay during the five highest consecutive salary years out of the last ten. Provisions for delayed retirement benefits, early retirement benefits after age 55, disability and death benefits, optional methods for benefit payment, payments to an employee who leaves after a certain number of years of service, and payments to an employee's surviving spouse are also covered under the plan.

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

  The following table presents a reconciliation of the funded status for the Company's defined benefit pension plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 2000 and 1999:

                                                      2000            1999

Reconciliation of benefit obligation:
  Obligation at January 1                       $  24,259,180   $  27,117,622
  Service cost                                      1,270,564       1,345,750
  Interest cost                                     2,031,034       1,748,264
  Actuarial (gain) loss                             3,770,890      (4,679,250)
  Benefit payments                                 (1,297,504)     (1,273,206)
  Obligation at December 31                     $  30,034,164   $  24,259,180

Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1        $  39,131,891   $  34,401,026
  Actual return on plan assets                     (1,475,609)      6,004,071
  Benefit payments                                 (1,297,504)     (1,273,206)
  Fair value of plan assets at December 31      $  36,358,778   $  39,131,891

Funded Status
  Funded status at December 31                  $   6,324,614   $  14,872,711
  Unrecognized asset                               (5,951,804)     (6,483,880)
  Unrecognized prior service cost                     911,055         984,688
  Unrecognized gain (loss)                            102,466      (8,440,374)
  Accrued asset at December 31                  $   1,386,331   $     933,145

  The following table presents a reconciliation of the funded status for the Company's supplemental retirement income plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:


                                                      2000            1999
Reconciliation of benefit obligation:
  Obligation at January 1                       $     949,697   $   1,050,623
  Service cost                                         37,953          46,533
  Interest cost                                        71,561          69,839
  Actuarial (gain) loss                               184,681        (217,298)
  Obligation at December 31                     $   1,243,892   $     949,697

Funded Status
  Funded status at December 31                  $  (1,243,892)  $    (949,697)
  Unrecognized prior service cost                     170,445         193,522
  Unrecognized loss                                   214,293          29,612
  Accrued liability at December 31              $    (859,154)  $    (726,563)

  A 7.50 and 7.75 percent weighted average discount rate was assumed for 2000 and 1999, respectively, in determining the accumulated benefit obligation and a 5.0 percent average salary increase was used to project the additional pay increase on all plans. The expected return on assets for the defined pension plan was assumed to be 8.25 percent. Net periodic pension costs for the defined benefit pension plan for the years ended December 31, 2000, 1999, and 1998 included the following components:

                                                      2000            1999            1998
Service costs                                   $     940,217   $     995,855   $    789,796
Interest costs                                      1,502,965       1,293,715      1,189,985
Expected return on assets                          (2,347,615)     (2,106,256)    (1,884,093)
Amortization of asset obligation                     (393,736)       (393,736)      (393,736)
Amortization of prior-service cost                     54,488          54,488         54,488
Amortization of net (gain) loss                       (91,677)            ---            ---
Net periodic benefit cost/(income)              $    (335,358)  $    (155,934)  $   (243,560)


  Net periodic pension costs for the supplemental retirement income plan for the years ended December 31, 2000, 1999, and 1998 were approximately $98,000, $114,000, and $94,000 respectively.

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

  The following table presents a reconciliation of the funded status for the Company's post-retirement benefit obligation and the amounts recognized in the Company's consolidated balance sheet as of December 31, 2000 and 1999:


                                                      2000            1999

Reconciliation of benefit obligation:
  Obligation at January 1                       $   1,939,158   $   1,909,278
  Service cost                                        235,816         210,680
  Interest cost                                       147,565         121,129
  Actuarial (gain) loss                                40,519        (223,453)
  Benefit payments                                    (72,090)        (78,476)
  Obligation at December 31                     $   2,290,968   $   1,939,158

Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1        $         ---   $         ---
  Employer contributions                               72,090          78,476
  Benefit payments                                    (72,090)        (78,476)
  Fair value of plan assets at December 31      $         ---   $         ---

Funded Status
  Funded status at December 31                  $  (2,290,968)  $  (1,939,158)
  Unrecognized (gain) loss                             17,647        (265,581)
  Accrued liability at December 31              $  (2,273,321)  $  (2,204,739)


  A 7.50 and 7.75 percent weighted average discount rate was used for 2000 and 1999, respectively, to determine the accumulated post-retirement benefit obligation at December 31, 2000. Net periodic pension costs for the post-retirement plan for the years ended December 31, 2000, 1999, and 1998 included the following components:

                                                      2000            1999            1998
Service costs                                   $     174,504   $     155,903   $    156,574
Interest costs                                        109,198          89,636         98,931
Amortization of net loss                              (36,421)        (26,898)       (11,864)
Net periodic benefit cost                       $     247,281   $     218,641   $    243,641


  The assumed rate of future increases in per capita cost of health care benefits was 10.0 percent for the first year and 5.0 percent for all years thereafter in 2000, and 9.0 percent for the first year and 5.0 percent for all years thereafter in 1999. The health care cost trend rate assumption affects the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation by approximately $208,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $43,000. A decrease in the assumed health care cost trend rate by one percentage point would decrease the accumulated post-retirement benefit obligation by approximately $183,000 and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately $38,000.

  The Company also provides a 401(k) plan whereby employees can contribute up to 16 percent of their compensation, with the Company contributing 50 percent of the employee contribution on the first 6 percent. Costs related to these benefit plans are allocated to each company in accordance with their percentage participation under the pooling agreement. The Company contributed $501,990, $465,442, and $468,454 to the plan during the years ended 2000, 1999, and 1998, respectively.


11.  Income Taxes
  Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                                      2000            1999            1998
Income taxes (benefit) at statutory rate        $  (4,999,000)  $   3,209,000   $  5,719,000
Tax-exempt interest                                  (923,000)       (776,000)      (757,000)
Dividends received deduction                         (523,000)       (518,000)      (370,000)
Nondeductible expenses                                404,000         278,000        277,000
Other                                                (900,264)       (300,000)      (199,032)
  Total income taxes (benefit)                  $  (6,941,264)  $   1,893,000   $  4,669,968


   The net deferred tax asset/liability at December 31, 2000, 1999, and 1998, is comprised of the following:

                                                      2000            1999            1998
Deferred tax assets:
  Unearned premium reserves                     $   5,698,000   $   5,957,000   $  5,450,000
  Loss and loss adjustment expense reserves
    and salvage and subrogation                     5,343,000       4,826,000      5,234,000
  Other post-employment benefits                      796,000         772,000        677,000
  AMT credit carryforward                           2,124,000         304,000        189,000
  NOL carryforward                                  1,519,000             ---            ---
  Other                                               352,000         249,000        252,000
    Total deferred tax assets                      15,832,000      12,108,000     11,802,000

Deferred tax liabilities:
  Deferred policy acquisition costs                 6,901,000       6,991,000      6,185,000
  Investments                                         175,000         198,000        209,000
  Unrealized appreciation on investment
    securities                                      3,685,000       3,229,000      8,183,000
  Other                                                11,000          16,000         57,000
    Total deferred tax liabilities                 10,772,000      10,434,000     14,634,000
Net deferred tax asset (liability)              $   5,060,000   $   1,674,000   $ (2,832,000)


   At December 31, 2000, the Company has approximately $4,468,000 of available net operating loss carryforwards for income tax purposes, which expire in 2020. The Company also has alternative minimum tax carryforwards of approximately $2,124,000 which are available to reduce future regular income taxes over an indefinite period.

   The Company has paid income taxes during the past three years of $1,205,000 in 2000, $725,000 in 1999, and $3,215,000 in 1998.


12.  Earnings Per Share
  The following table reflects the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998.


                                                     Income          Shares        Per Share
                                                   (Numerator)    (Denominator)      Amount
December 31, 2000
  Basic loss per share
    Net loss available to common stockholders   $  (7,762,254)      7,871,030   $      (0.99)
  Effect of dilutive securities
    Stock options                                         ---             ---
  Diluted loss per share
    Net loss available to common stockholders   $  (7,762,254)      7,871,030   $      (0.99)
December 31, 1999
  Basic earnings per share
    Income available to common stockholders     $   7,250,508       7,969,226   $       0.91
  Effect of dilutive securities
    Stock options                                         ---          85,352
  Diluted earnings per share
    Income available to common stockholders     $   7,250,508       8,054,578   $       0.90
December 31, 1998
  Basic earnings per share
    Income available to common stockholders     $  12,150,545       8,021,285   $       1.51
  Effect of dilutive securities
    Stock options                                         ---          90,942
  Diluted earnings per share
    Income available to common stockholders     $  12,150,545       8,112,227   $       1.50



13.  Statutory Information
  Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities, is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $6,000,000 in 2000, and $5,000,000 in 1999 and 1998. As of
  December 31, 2000, approximately $9,600,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

  Meridian Security's subsidiaries, Meridian Citizens Security and
  ICO, also pay dividends to their parent.     Each company's
  retained earnings available for distribution as dividends are limited by laws in their states of domicile, Indiana and Ohio, respectively. Dividends were not paid by either subsidiary in 2000. Meridian Citizens Security declared and paid dividends to Meridian Security of $400,000 in 1999 and $600,000 in 1998. ICO declared and paid dividends to Meridian Security of $150,000 in 1999 and $300,000 in 1998.

  The following is selected information for the Company's insurance subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                            2000            1999            1998
Statutory capital and surplus         $ 113,115,000   $ 135,534,000   $ 133,322,000
Statutory net investment income       $  14,617,000   $  14,973,000   $  16,156,000
Statutory net income (loss)           $  (8,522,000)  $   6,573,000   $  15,716,000


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

  The Indiana and Ohio Insurance Departments have adopted the
  Codification guidance, effective January 1, 2001. The impact of adopting Codification increased the Company's insurance subsidiaries' beginning of the year statutory surplus for 2001 by approximately $8.0 million.


14.  Shareholders' Equity
  In May 1997, the shareholders of Meridian Insurance Group, Inc. approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 20,500,000, with the additional shares being preferred stock. The amendment provides that the preferred shares may be issued from time to time in one or more series. The Board of Directors, without further approval of the holders of common shares, would be authorized to fix the dividend rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges, and restrictions applicable to each such series of preferred shares. On September 8, 1998, the Board of Directors of Meridian Insurance Group Inc., adopted a Shareholders Rights Plan. Under the Shareholders Rights Plan, a dividend of one preferred share purchase right ("Right") was paid to shareholders of record on September 28, 1998 for each outstanding common share. Each Right entitles the holder to purchase one-thousandth of a share Series A Junior Participating Preferred Stock of the Company at a price of $75.00 per one-thousandth of a Preferred Share. If a person or group acquires 20% or more of the outstanding common shares (thereby becoming an "Acquiring Person"), each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will generally have the right to purchase common shares having equal to two times the purchase price of the Right. In other words, the Right's holders, other than the Acquiring Person, may purchase common shares or their equivalent at a 50 percent discount. The Board of Directors has approved the MIGI Merger and, as allowed under the terms of the Shareholders Rights Plan, State Auto is not considered an Acquiring Person. (See Note 16 - Pending Merger.)
  The Rights will expire on September 18, 2008, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company.

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

  In 1987, the Company's Board of Directors and shareholders approved an Incentive Stock Plan ("1987 Plan") for the purpose of attracting and retaining key employees. The maximum number of common shares to be authorized for issuance was limited to 750,000 shares over a 10 year term. Awards under the 1987 Plan may include non-qualified and incentive stock options, stock appreciation rights, and restricted stock. Options to purchase common shares granted under the 1987 Plan are to have an exercise price of not less than the fair market value of the Company's common shares on the date of grant. Options are to be exercisable beginning one year from the date of grant and are to expire over various periods not to exceed ten years from the date of grant. Restricted stock awards may be granted subject to terms and conditions as prescribed by the committee which administers the Plan. Under the 1987 Plan, which expired on January 21, 1997, total options with respect to 477,144 shares were granted and 272,856 options had expired. In early 1996, the Board of Directors and Shareholders approved the 1996 Employee Incentive Stock Plan ("1996 Plan"), which would eventually replace the 1987 Plan. Under the 1996 Plan, which became effective on May 8, 1996, the maximum number of shares authorized for issuance is 750,000 shares over the next ten years. As of December 31, 2000, options with respect to 299,195 shares have been granted under the 1996 Plan.

  The Company also has a Director's Stock Plan that provides for an aggregate maximum of up to 150,000 common shares to be issued upon the exercise of stock options granted to outside directors, who are defined as non-employee directors of the Company or Meridian Mutual. Each outside director will automatically be granted an option to purchase 1,210 common shares on the date of each annual meeting of shareholders up until termination of the plan. The exercise price per share for each option will be equal to the fair market value of a common share on the date of grant. Each option will be exercisable commencing one year after the date of the grant and will expire no later than 10 years after the date of the grant. As of December 31, 2000, total options with respect to 91,960 shares have been granted.

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value method of accounting. The Company continues to account for stock options in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined using the fair value of the options at the grant dates in accordance with SFAS No. 123, the Company's net income and earnings per share for the periods ended December 31, 2000, 1999 and 1998 would have been reduced by the following pro-forma amounts:
  $46,000, $49,000, and $186,000 and $0.01, $0.01, and $0.02,
  respectively. The weighted average grant date fair value of options granted during the year was estimated to be $19.53, $17.45, and $17.07 using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998, respectively: risk free interest rates of
  6.73 percent, 5.94 percent, and 5.31 percent; dividend yield of 2.18 percent, 2.04 percent and 1.80 percent; and volatility of 42.41 percent, 30.95 percent, and 38.10 percent. As of December 31, 2000, options outstanding under these plans had an exercise price that ranged from $8.26 to $15.50 and a remaining weighted average contractual life of 8.70 years.

  Stock options granted by the Company for the periods ended
  December 31, 2000, 1999, and 1998, are summarized in the following table:


                                     2000                1999                1998
                               Weighted            Weighted            Weighted
                                 Price    Shares     Price    Shares     Price    Shares

Outstanding at January 1      $  11.87   575,991  $  11.70   608,759  $  11.58   609,952
Granted                          12.56    12,100     14.77    12,100     15.50    14,520
Exercised during the year        10.98   (86,953)     9.83   (40,028)    11.27   (15,713)
Forfeited during the year        13.17   (19,049)    14.06    (4,840)      ---       ---
Outstanding at December 31    $  12.00   482,089  $  11.87   575,991  $  11.70   608,759

Portion thereof exercisable
  at December 31              $  11.98   469,989  $  11.81   551,791  $  11.48   552,494

Available for future grants              773,569             766,620             776,300



15. Unaudited Selected Quarterly Financial Data
    (Amounts in thousands except per-share data)

                                                                     Quarter Ended
                                                March 31       June 30        September 30   December 31

2000
Revenues                                       $     58,601   $     67,043   $     60,397   $     58,222
Net income (loss)                              $      2,665   $        834   $     (2,241)  $     (9,020)
Diluted earnings (loss) per share              $       0.34   $       0.11   $      (0.29)  $      (1.15)

1999
Revenues                                       $     52,841   $     55,761   $     56,716   $     57,112
Net income before change in accounting method  $        924   $      2,280   $      2,602   $      1,738
Cumulative effect of change in accounting
    method                                             (294)           ---            ---            ---
Net income                                     $        630   $      2,280   $      2,602   $      1,738
Diluted earnings per share before
    change in accounting method                $       1.12   $       0.28   $       0.32   $       0.22
Diluted earnings per share                     $       0.08   $       0.28   $       0.32   $       0.22


  In the fourth quarter of 2000, the Company increased its estimated liability for incurred but not reported losses and loss adjustment expenses by approximately $6.0 million due to higher loss cost trends, greater claim severity and adverse claim development.


16.  Pending Merger
  On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "MIGI Merger") of the Company with a newly-formed, wholly-owned subsidiary of State Automobile Mutual Insurance Company ("State Auto"). At the same time, the Company's largest shareholder, Meridian Mutual, entered into an Agreement to Merge with and into State Auto (the "Mutual Merger" and together with the MIGI Merger, the "Mergers"). As a result of the Mergers, (a) the operations of Meridian Mutual and State Auto will be combined, with State Auto as the surviving corporation of the Mutual Merger, (b) the Company will become a wholly-owned subsidiary of State Auto, (c) the public shareholders of the Company will receive in cash $30.00 per share, and (d) each holder of an outstanding stock option of the Company will receive in cash the difference between $30.00 per share and the per share exercise price of the stock option. Each Merger is conditioned upon consummation of the other Merger, receipt of insurance regulatory approvals and receipt of antitrust clearance. In addition, the MIGI Merger must be approved by the shareholders of the Company and the Mutual Merger must be approved by the policyholders of Meridian Mutual and State Auto and reapproved by the board of directors of each party. Meridian Mutual and State Auto have each agreed to vote all Company shares owned by them in favor of the MIGI Merger. Together, the mutual companies own approximately 57% of the Company's outstanding shares. The Merger Agreement also provides for the payment of a break-up fee or liquidated damages to State Auto or liquidated damages to the Company if the Merger Agreement is terminated under certain circumstances.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                               PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is to be filed by amendment to the Form 10-K for the reporting period ending December 31, 2000, on or before April 30, 2001 pursuant to General Instruction G(3).


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is to be filed by amendment to the Form 10-K for the reporting period ending December 31, 2000, on or before April 30, 2001 pursuant to General Instruction G(3).


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is to be filed by amendment to the Form 10-K for the reporting period ending December 31, 2000, on or before April 30, 2001 pursuant to General Instruction G(3).


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is to be filed by amendment to the Form 10-K for the reporting period ending December 31, 2000, on or before April 30, 2001 pursuant to General Instruction G(3).


                               PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)   Documents filed as a part of this report.

      (1)   Financial Statements:

            Report of Independent Accountants
            Financial Statements:
               Consolidated Statement of Income for the years ended
                   December 31, 2000, 1999 and 1998
               Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
               Consolidated Statement of Cash Flows for the years ended
                   December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules:

            Report of Independent Accountants on Financial Statement
               Schedules
            Financial Statement Schedules:
               Schedule I  --  Summary of Investments Other Than Investments
                   in Related Parties
               Schedule II --  Condensed Financial Information of Registrant
               Schedule IV --  Reinsurance
               Schedule VI --  Supplemental Information Concerning Property-
                   Casualty Insurance Operations

            Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

      (3)   Exhibits:
            See Index to Exhibits

(b)   Reports on Form 8-K
      A Form 8-K was filed on October 30, 2000, reporting the pending MIGI Merger State Automobile Mutual Insurance Company. (See Item 1 - Business, Pending Merger)


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Meridian Insurance Group, Inc.

                                        By:    /s/  Steven E. English
                                        Steven E. English
                                        Chief Financial Officer and
                                        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 2001, on behalf of the registrant in the capacities indicated:



     /s/ Ramon L. Humke                 /s/ John T. Hackett
     Ramon L. Humke                     John T. Hackett
     Chairman of the Board              Director


     /s/ Norma J. Oman
     Norma J. Oman                      David M. Kirr
     President, Chief Executive         Director
     Officer and Director


     /s/ James D. Price
     James D. Price                     Sarah W. Rowland
     Director                           Director


     /s/ Joseph D. Barnette, Jr.        /s/ Thomas H. Sams
     Joseph D. Barnette, Jr.            Thomas H. Sams
     Director                           Director



                    MERIDIAN INSURANCE GROUP, INC.
                              FORM 10-K
             for the fiscal year ended December 31, 2000
                          Index to Exhibits

Exhibit Number
 Assigned in
Regulation S-K
  Item 601                    Description of Exhibit

(2)       2.01  Agreement and Plan of Merger among State Automobile
                Mutual Insurance Company, MIGI Acquisition Corp., and Meridian Insurance Group, Inc., dated October 25, 2000. (Incorporated by reference to Exhibit 2.01 to the registrant's Form 8-K dated October 30, 2000; Commission File No. 0-11413.)

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

          3.04  Articles of Amendment to the Articles of Incorporation
                of Meridian Insurance Group, Inc., effective June 2,
                1999.                                                 *Page 65

          3.05  Form of Certificate of Correction of Articles of Amendment
                to the Articles of Incorporation of Meridian Insurance
                Group, Inc. dated September 1, 2000.                  *Page 67

          3.06 Bylaws of Meridian Insurance Group, Inc. as amended through April 1, 2000. (Incorporated by reference to Exhibit 3.01 to the registrant's Form 10-Q for the quarter ended September 30, 2000; Commission File No. 0-11413.)

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

          4.03 Rights Agreement, dated as of September 18, 1998, between Meridian Insurance Group, Inc. and Harris Trust and
                Savings Bank, as Rights Agent. The Rights Agreement includes the form of Articles of Amendment setting forth terms of Series A Junior Participating Preferred Stock as Exhibit A, the form Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred
                Shares as Exhibit C. (Incorporated herein by reference to Exhibit 1 to the Company's report on Form 8-K dated September 18, 1998.)

(9)             No exhibit.

(10)     10.01  Form of Supplemental Retirement Income Plan for
                Employees of Meridian Mutual Insurance Company.
                (Incorporated by reference to Exhibit 19.02 of the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)**

         10.02 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 10.07 to Amendment No. 1 to the registrant's Form S-1 Registration Statement No. 33-11413.)**

         10.03 First and Second Amendments to Meridian Insurance Group, Inc., 1987 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.05 of the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)**


         10.04 Form of 1994 Incentive Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.03 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)**

         10.05 Form of 1994 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Incentive Stock Plan. (Incorporated by reference to Exhibit 19.04 to the registrant's Form 10-K for the fiscal year ended December 31, 1994; Commission File No. 0-11413.)**

         10.06 Form of 1995 Non-qualified Stock Option Agreement under 1987 Meridian Insurance Group, Inc., Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)**

         10.07 Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended December 31, 1995; Commission File No. 0-11413.)**

         10.08 First and Second Amendments to Meridian Insurance Group, Inc. 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.09 Form of March 3, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to
                Exhibit 10.50 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File
                No. 0-11413.)**

         10.10 Form of Amendment No. 1 to the March 3, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.11 Form of March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)**

         10.12 Form of Amendment No. 1 to the March 3, 1997 Incentive Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.13 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**


         10.13 Form of December 1, 1997 Non-Qualified Stock Option Agreement under Meridian Insurance Group, Inc., 1996 Employee Incentive Stock Plan. (Incorporated by reference to Exhibit 10.14 to the registrant's Form 10-K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)**

         10.14  Written Description of 2000 Meridian Insurance Group,
                Inc., Executive Incentive Plan. (Incorporated by reference to Exhibit 10.17 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission
                File No. 0-11413.)**

         10.15 Written description of 2000 MIGI Long-Term Incentive Plan for Executive Staff. (Incorporated by reference to Exhibit 10-Q for quarter ended June 30, 2000;
                Commission File No. 0-11413.)**

         10.16 The Meridian Mutual Insurance Company Non-employee Director's Pension Plan. (Incorporated by reference to
                Exhibit 10.11 to the registrant's Form 10-K for the fiscal year ended December 31, 1988; Commission File No. 0-11413.)**

         10.17 Meridian Insurance Group, Inc., 1994 Outside Director Stock Option Plan. (Incorporated by reference to
                Exhibit 19.05 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) **

         10.18 Form of Directors' Non-qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)**

         10.19 Meridian Insurance Group, Inc. 401(k) Plan effective January 1, 1997. (Incorporated by reference to
                Exhibit 10.21 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.20 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and Norma J. Oman, Steven E. English, Steven R. Hazelbaker, J. Mark McKinzie, Timothy J. Hanrahan, and Carl W. Buedel. (Incorporated by reference to Exhibit 10.23 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.21 Form of Termination Benefits Agreement executed between Meridian Insurance Group, Inc. and all other Executive Officers of Meridian Mutual Insurance Company not mentioned in Exhibit 10.20 above. (Incorporated by reference to Exhibit 10.24 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission File No. 0-11413.)**

         10.22  Form of First Amendment and Restatement of the
                Termination Benefits Agreement made and entered into
                as of October 25, 2000, by and between Meridian
                Insurance Group, Inc. and Norma J. Oman, Steven E.
                English, Steven R. Hazelbaker, Timothy J. Hanrahan,
                and Carl W. Buedel**                                  *Page 69

         10.23  Form of First Amendment and Restatement of the
                Termination Benefits Agreement made and entered into
                as of October 25, 2000, by and between Meridian
                Insurance Group, Inc., and all other Executive
                Officers of Meridian Mutual Insurance Company not
                mentioned in Exhibit 10.22**                          *Page 79

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

         10.27 Term Loan Agreement and Business Credit Note between Business Credit Note between NBD Bank, N.A., and Meridian Insurance Group, Inc., dated July 29, 1996. (Incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.28 Form of Modification of Term Loan Agreement between NBD Bank, N.A., and Meridian Insurance Group, Inc., effective December 31, 1997. (Incorporated by reference to
                Exhibit 10.31 to the registrant's Form 10-K for the fiscal year ended December 31, 1997; Commission
                File No. 0-11413.)

         10.29 Form of Meridian Insurance Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.30 Form of Meridian Insurance Agency Agreement (Incorporated by reference to Exhibit 10.31 to the registrant's Form 10-
                K for the fiscal year ended December 31, 1998;
                Commission File No. 0-11413.)

         10.31 Form of Meridian Insurance New Agent's Incentive Compensation Agreement. (Incorporated by reference to Exhibit 10.32 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.32 Form of Meridian Insurance Non-Standard Automobile Contingent Commission Agreement. (Incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the fiscal year ended December 31, 1998;
                Commission File No. 0-11413.)

         10.33 Form of Meridian Insurance Farm Lines Contingent Commission Agreement. (Incorporated by reference to Exhibit 10.34 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.34 Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company and Meridian Security Insurance Company effective January 1, 1992. (Incorporated by reference to Exhibit 10.26 to the registrant's Form S-2 Registration Statement, File No. 33-58406.)

         10.35 From of Amendment No. 2 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company and Vernon Fire & Casualty Insurance Company effective January 1, 1997. (Incorporated by reference to Exhibit 10.37 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1997; Commission File No. 0-11413.)

         10.36 Form of Amendment No. 3 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Vernon Fire &
                Casualty Insurance Company, and the Citizens Security
                Group effective January 1, 1998. (Incorporated by reference to Exhibit 10.38 to the registrant's Form 10-
                K for the fiscal year ended December 31, 1997;
                Commission File No. 0-11413.)

         10.37 Commercial and Personal Umbrella Reinsurance Agreement between Employers Reinsurance Corporation and Meridian
                Mutual Insurance Company.  (Incorporated by reference to
                Exhibit 19.09 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File No. 0-11413.) Amendment No. 9 to the Commercial and Personal
                Umbrella Reinsurance Agreement effective January 1,
                1997. (Incorporated by reference to Exhibit 10.41 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.38 Personal Excess Liability Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company. (Incorporated by reference to Exhibit 19.10 to the registrant's Form 10-K for the fiscal year ended December 31, 1993; Commission File
                No. 0-11413.) Amendment No. 7 to the Personal Excess Liability Reinsurance Agreement effective January 1, 1997. (Incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1996; Commission File No. 0-11413.)

         10.39 Basket Reinsurance Agreement effective January 1, 1997, among Employers Reinsurance Corporation, Meridian Mutual
                Insurance Company, Meridian Security Insurance Company and Citizens Security Group. (Incorporated by reference to Exhibit 10.42 to the registrant's Form 10-
                K for the fiscal year ended December 31, 1996;
                Commission File No. 0-11413.)

         10.40 Seventh Excess Catastrophe Reinsurance Contract effective January 1, 1999, issued to Meridian Mutual Insurance Company by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.52 to the registrant's Form 10-K for the fiscal year ended December 31, 1998; Commission File No. 0-11413.)

         10.41 Amendment No. 1 To Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, and Vernon Fire and Casualty Insurance Company, effective January 1, 1995. (Incorporated by reference to Exhibit 10.50 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.42 Amendment No. 4 To Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, Vernon Fire and Casualty Insurance Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, and Insurance Company of Ohio, effective December 30, 1996. (Incorporated by reference to Exhibit 10.51 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.43 Liability Excess Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, Meridian Citizens Mutual Insurance Company, Meridian Citizens Security Insurance Company, and Insurance Company of Ohio, effective January 1, 1999. (Incorporated by reference to Exhibit 10.52 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.44 Amendment No. 1 To Basket Reinsurance Agreement between Employers Reinsurance Corporation, Meridian Mutual Insurance Company, Meridian Security Insurance Company, Vernon Fire and Casualty Insurance Company, Citizens Security Mutual Insurance Company, Citizens Fund Insurance Company, and Insurance Company of Ohio. (Incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.45 Underlying Aggregate Excess Catastrophe Reinsurance Contract, effective January 1, 2000, issued to
                Meridian Mutual Insurance Group by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.46 Excess Catastrophe Reinsurance Contract effective January 1, 2000, issued to Meridian Mutual Insurance Group by the Subscribing Reinsurers Executing the Interest and Liabilities Agreements identified therein. (Incorporated by reference to Exhibit 10.56 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.47 Form of Addendum No. 1 to the Seventh Excess Catastrophe Reinsurance Contract effective January 1, 2000, issued to the Meridian Mutual Group. (Incorporated by reference to Exhibit 10.57 to the registrant's Form 10-K for the fiscal year ended December 31, 1999; Commission File No. 0-11413.)

         10.48  Amendment No. 8 to Personal Excess Liability
                Reinsurance Agreement between Employers Reinsurance
                Corporation and Meridian Mutual Insurance Company     *Page 89

         10.49  Amendments No. 10 and No. 11 to Commercial and
                Personal Umbrella Reinsurance Agreement between
                Employers Reinsurance Corporation and Meridian Mutual Insurance Company, Meridian Security Insurance
                Company, Meridian Citizens Mutual Insurance Company,
                Meridian Citizens Security Insurance Company, and
                Insurance Company of Ohio                             *Page 91

         10.50  Amendment No. 2 to Basket Reinsurance Agreement
                between Employers Reinsurance Corporation and Meridian
                Mutual Insurance Company, Meridian Security Insurance
                Company, Meridian Citizens Mutual Insurance Company,
                Meridian Citizens Security Insurance Company, and
                Insurance Company of Ohio                             *Page 94

         10.51 Amendment No. 5 to Property Per Risk Excess of Loss Reinsurance Agreement between Employers Reinsurance Corporation and Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Meridian Citizens
                Mutual Insurance Company, Meridian Citizens Security
                Insurance Company, and Insurance Company of Ohio      *Page 96

         10.52  Property Excess of Loss Reinsurance Binding Agreement
                between Meridian Mutual Insurance Company, Meridian
                Security Insurance Company, Meridian Citizens Mutual
                Insurance Company, Meridian Citizens Security
                Insurance Company and NAC Reinsurance Corporation
                effective January 15, 2000                            *Page 98

         10.53  Property Catastrophe Excess of Loss Reinsurance
                Program between Meridian Mutual Insurance Company,
                Meridian Security Insurance Company, Meridian Citizens
                Mutual Insurance Company, Meridian Citizens Security
                Insurance Company, and Insurance Company of Ohio and
                State Automobile Mutual Insurance Company             *Page 112

         10.54 Form of Citizens Security Group Agency Agreement. (Incorporated by reference to Exhibit 10.55 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)


         10.55 Form of Citizens Security Mutual Insurance Company Agency Agreement. (Incorporated by reference to Exhibit
                10.56 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.56 Form of Citizens Security Group Limited Agency Agreement. (Incorporated by reference to Exhibit
                10.58 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.57 Form of Citizens Security Group Individual Agency Profit Sharing Plan. (Incorporated by reference to Exhibit
                10.62 to the registrant's Form 10-K for the fiscal year ended December 31, 1996; Commission File No. 0-11413.)

         10.58 Form of Meridian Citizens Agency Profit-Sharing Agreement. (Incorporated by reference to Exhibit 10.65 to the registrant's Form 10-K for the fiscal year ended
                December 31, 1998; Commission File No. 0-11413.)

(11)            No exhibit.

(12)            No exhibit.

(13)            No exhibit.

(16)            No exhibit.

(18)            No exhibit.

(21)     21.01  Revised list of Subsidiaries of Meridian Insurance
                Group, Inc.                                           *Page 144

(22)            No exhibit.

(23)     23.01  Consent of Independent Accountants dated
                March 28, 2001                                        *Page 145

(24)            No exhibit.

(27)     27.01  Financial Data Schedule for Meridian Insurance Group,
                Inc., for the year ended December 31, 2000            *Page 146

(28)     28.01  Combined Statutory Schedule P Loss and Loss Adjustment
                Expense Reserves for the Consolidated Insurance
                Subsidiaries of Meridian Insurance Group, Inc., as of
                December 31, 2000                                     *Page 147

*   Exhibits filed as a part of this document.

** These exhibits represent management contracts, compensatory plans or arrangements that are required to be filed by Item 601 of Regulation S-K.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                              FORM 10-K
                INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                        PAGE

Schedule I   Summary of Investments Other than Investments in Related
             Parties                                                     60

Schedule II  Condensed Financial Information of Registrant               61

Schedule IV  Reinsurance                                                 63

Schedule VI  Supplemental Information Concerning Property-Casualty
             Insurance Operations                                        64



                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                       SCHEDULE I--SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             December 31, 2000
                                                                                          Amount at
                                                                          Aggregate     Which Shown
                                                                            Fair           in the
                                                            Cost            Value       Balance Sheet
Fixed maturities
  Available-for-sale:
    Bonds
      United States Government and government
        agencies and authorities                      $  14,056,461   $  14,232,107   $  14,232,107
      States, municipalities, and political
        subdivisions                                     87,143,462      88,785,157      88,785,157
      Public utilities                                    9,850,339      10,226,297      10,226,297
      All other corporate bonds                         100,721,085     100,759,597     100,759,597
    Redeemable preferred stocks                          21,166,687      21,181,107      21,181,107
        Total fixed maturities                          232,938,034     235,184,265     235,184,265

Equity securities
  Common stocks
    Public utilities                                      3,934,875       4,168,988       4,168,988
    Banks, trust, and insurance companies                 3,861,993       5,402,906       5,402,906
    Industrial, miscellaneous, and all other             37,241,831      43,108,184      43,108,184
        Total equity securities                          45,038,699      52,680,078      52,680,078

Other long-term investments                               1,258,030       1,899,308       1,899,308
Short-term investments                                    6,140,534       6,140,534       6,140,534
        Total other investments                           7,398,564       8,039,842       8,039,842
        Total investments                             $ 285,375,297   $ 295,904,185   $ 295,904,185



                   MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                     SCHEDULE II
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (PARENT COMPANY)
                                    BALANCE SHEET
                          as of December 31, 2000 and 1999

                                      ASSETS
                                                            2000            1999
Cash and short-term investments                       $     179,129   $   1,965,197
Investment in subsidiaries
  (eliminated in consolidation)                         136,369,344     147,611,181
Other assets                                                531,780         268,617
  Total assets                                          137,080,253     149,844,995

         LIABILITIES AND SHAREHOLDERS' EQUITY

Due to Meridian Mutual Insurance Company              $   1,634,980   $   1,188,053
Post-employment benefits                                  2,273,321       2,204,739
Bank loan payable                                         6,500,000       8,500,000
Dividends payable                                               ---         635,303
Other liabilities                                           220,288         507,731
  Total liabilities                                      10,628,589      13,035,826

Shareholders' equity
  Common shares                                          45,850,259      44,793,300
  Treasury shares, at cost; 445,302 and 291,557 shares
    respectively                                         (6,549,079)     (4,566,809)
  Contributed capital                                    36,481,864      36,481,864
  Accumulated other comprehensive income                  6,836,785       5,988,295
  Retained earnings                                      43,831,835      54,112,519
    Total shareholders' equity                          126,451,664     136,809,169
    Total liabilities and shareholders' equity        $ 137,080,253   $ 149,844,995




                                 STATEMENT OF INCOME
             for the Years Ended December 31, 2000, 1999, and 1998
                                                            2000            1999            1998
Dividend income from subsidiaries                     $   6,500,000   $   5,000,000   $   5,000,000
Other income                                                  9,752          15,290          23,115
Less:  General operating expenses                         1,790,251       1,404,474         619,405
       Interest expense                                     528,428         532,006         672,630
       Current federal income tax benefit                  (343,301)       (620,118)       (338,581)
  Income before equity in net income (loss) of subsidia   4,534,374       3,698,928       4,069,661
Equity in undistributed net income (loss) of subsidiari (12,296,628)      3,551,580       8,080,884
    Net income (loss)                                 $  (7,762,254)  $   7,250,508   $  12,150,545




                     MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT, Continued
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2000, 1999 and 1998
                                                            2000            1999            1998
Cash flows from operations:
  Net income (loss)                                   $  (7,762,254)  $   7,250,508   $  12,150,545
  Reconciliation of net income (loss) to net cash
    provided by operations:
      Equity in undistributed net income (loss)
        of subsidiaries                                  12,296,628      (3,551,580)     (8,080,884)
      Increase in other assets                             (763,164)         (2,644)       (180,224)
      Increase in due to Meridian Mutual
         Insurance Company                                  446,927         142,064         238,795
      Increase in post-employment benefits                   68,582         269,123           2,435
      Increase in other liabilities                           6,258         363,206          11,763
      Issuance of common shares                                 ---           5,564             ---
      Issuance of restricted shares                         102,067          57,618          65,209
  Net cash provided by operations                         4,395,044       4,533,859       4,207,639

Cash flows from financing activities:
    Proceeds from stock options                             954,892         393,439         161,054
    Repurchase of common stock                           (1,982,270)     (1,289,028)       (969,593)
    Repayment of bank loan                               (2,000,000)     (1,625,000)     (1,250,000)
    Dividends paid                                       (3,153,734)     (2,320,018)     (2,124,275)
    Net cash used by financing activities                (6,181,112)     (4,840,607)     (4,182,814)

Net increase (decrease) in cash                          (1,786,068)       (306,748)         24,825
Cash at beginning of year                                 1,965,197       2,271,945       2,247,120

Cash at end of year                                   $     179,129   $   1,965,197   $   2,271,945




                   MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                For the Years Ended December 31, 2000, 1999 and 1998
                                                                                          Percentage
                                                Ceded          Assumed                     of Amount
                                Gross         to Other       from Other          Net        Assumed
                               Amount       Companies(1)    Companies(1)       Amount       to Net
Property and liability
  insurance premiums:

Year ended
  December 31, 2000       $ 233,033,955   $   16,249,908  $      392,014  $ 217,176,061          0.2%

Year ended
  December 31, 1999       $ 216,078,155   $   17,055,306  $      397,210  $ 199,420,059          0.2%

Year ended
  December 31, 1998       $ 205,534,750   $   16,960,370  $      614,042  $ 189,188,422          0.3%



                   MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE VI--SUPPLEMENTAL INFORMATION CONCERNING
                        PROPERTY-CASUALTY INSURANCE OPERATIONS
                For the Years Ended December 31, 2000, 1999 and 1998
                                                            2000            1999            1998
Deferred policy acquisition costs                     $  19,716,433   $  19,974,450   $  17,671,856

Reserves for losses and loss adjustment expenses      $ 161,772,444   $ 145,962,418   $ 154,252,671

Unearned premiums                                     $  87,882,951   $  88,698,507   $  81,223,095

Earned premiums                                       $ 217,176,061   $ 199,420,059   $ 189,188,422

Investment income                                     $  16,119,326   $  16,324,820   $  17,245,684

Losses and loss adjustment expenses incurred related to:
  Current years                                       $ 180,829,051   $ 157,071,731   $ 145,328,331
  Prior years                                         $  11,554,752   $  (6,854,123)  $  (8,708,340)

Amortization of deferred policy acquisition costs     $  49,184,904   $  44,851,094   $  42,213,612

Paid losses and loss adjustment expenses              $ 176,108,898   $ 150,762,023   $ 145,099,806

Net premiums written                                  $ 216,362,958   $ 206,665,777   $ 188,071,251
