Form 10-K/A
MERIDIAN INSURANCE GROUP INC
filed 2001-04-03
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

(Mark one)

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ______________.

Commission File Number: 0-11413

                         MERIDIAN INSURANCE GROUP, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Indiana                                       35-1689161
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           2955 North Meridian Street
                                  P.O. Box 1980
                           Indianapolis, IN 46206-1980
                     ---------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (317) 931-7000 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Shares

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the undersigned registrant hereby amends and restates Item 8 of Part II of its Annual Report on Form 10-K for the year ended December 31, 1999 to read in its entirety as follows:

                                     Part II

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEX TO FINANCIAL STATEMENTS                                               Page
-----------------------------

      Report of Independent Accountants................................        2
      Financial Statements:
      Consolidated Statement of Income.................................        3
      Consolidated Balance Sheet.......................................        4
      Consolidated Statement of Shareholders' Equity...................        5
      Consolidated Statement of Cash Flows.............................        6
      Notes to Consolidated Financial Statements.......................        7

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


PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 22, 2000

                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              for the Years Ended December 31, 1999, 1998 and 1997


                                                                                       December 31,
                                                                       1999                1998               1997
                                                                   ------------        ------------       ------------


Premiums earned...............................................     $ 199,420,059      $ 189,188,422      $  194,586,632
Net investment income.........................................        16,324,820         17,245,684          16,371,711
Net realized investment gains.................................         6,699,847          7,342,074           4,477,580
Other income (expense)........................................           (15,425)           (59,017)          1,042,350
                                                                     ------------       ------------        -----------

           Total revenues.....................................       222,429,301        213,717,163         216,478,273

Losses and loss adjustment expenses...........................       150,217,608        136,619,991         149,218,731
General operating expenses....................................        16,686,439         16,686,387          16,505,515
Interest expense..............................................           532,006            672,630             732,047
Amortization expenses.........................................        45,556,040         42,917,642          42,893,857
                                                                     -----------        -----------         -----------

           Total expenses.....................................       212,992,093        196,896,650         209,350,150
                                                                     -----------        -----------         -----------

Income before taxes and change in accounting method...........         9,437,208         16,820,513           7,128,123

Income taxes (benefit)
    Current...................................................         1,445,000          2,514,968           1,067,000
    Deferred..................................................           448,000          2,155,000            (860,000)
                                                                     -----------        -----------         -----------

           Total income taxes.................................         1,893,000          4,669,968             207,000
                                                                     -----------        -----------         -----------

Income before change in accounting method.....................         7,544,208         12,150,545           6,921,123
                                                                     -----------        -----------         -----------

Cumulative effect of change in accounting method
    (net of tax)..............................................          (293,700)               ---                 ---
                                                                     -----------        -----------         -----------

           Net income.........................................     $   7,250,508      $  12,150,545      $    6,921,123
                                                                     ===========        ===========         ===========

           Weighted average shares outstanding................         7,969,226          8,021,285           8,087,079
                                                                     ===========        ===========         ===========

Per share data:
    Basic earnings per share before change in
        accounting method.....................................     $        0.95      $        1.51      $         0.86
    Accounting change, net of tax, per share..................             (0.04)              0.00                0.00
                                                                     -----------        -----------         -----------
    Basic earnings per share..................................     $        0.91      $        1.51      $         0.86
                                                                     ===========        ===========         ===========


    Diluted earnings per share before change in
        accounting method.....................................     $        0.94      $        1.50      $         0.85
    Accounting change, net of tax, per share..................             (0.04)              0.00                0.00
                                                                     -----------        -----------         -----------
    Diluted earnings per share................................     $       0.90       $        1.50      $         0.85
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




                                     MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEET
                                            as of December 31, 1999 and 1998

                                                                                                   December 31,
                                                                                             1999             1998
                                                                                        -----------      --------------

                                   ASSETS
Investments:
     Fixed maturities--available for sale, at market value
         (cost $232,090,000 and $234,632,000).....................................    $ 226,431,532     $   241,993,962
     Equity securities, at market
         (cost $54,282,000 and $48,338,000).......................................       69,002,099          64,020,661
     Short-term investments, at cost, which
         approximates market......................................................        2,822,215           6,431,482
     Other invested assets........................................................        1,322,209           1,375,463
                                                                                        -----------         -----------
             Total investments....................................................      299,578,055         313,821,568

Cash  ............................................................................        1,381,888             854,522
Premium receivable, net of allowance for bad debts................................       13,113,315           5,625,470
Accrued investment income.........................................................        3,314,756           2,950,290
Deferred policy acquisition costs.................................................       19,974,450          17,671,856
Goodwill..........................................................................       14,070,480          14,775,426
Reinsurance receivables...........................................................       34,057,786          41,803,624
Prepaid reinsurance premiums......................................................        3,592,121           3,362,441
Due from Meridian Mutual Insurance Company........................................        4,620,574           7,528,333
Other assets......................................................................        4,519,700             463,990
                                                                                        -----------         -----------
              Total assets........................................................  $   398,223,125     $   408,857,520
                                                                                        ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses...............................................  $   145,962,418     $   154,252,671
Unearned premiums.................................................................       88,698,507          81,223,095
Other post-employment benefits....................................................        2,204,739           1,935,616
Bank loan payable.................................................................        8,500,000          10,125,000
Payable for securities............................................................              ---           3,061,898
Reinsurance payables..............................................................        9,142,015           9,811,976
Other liabilities.................................................................        6,906,277           6,478,431
                                                                                        -----------         -----------
              Total liabilities...................................................      261,413,956         266,888,687

Shareholders' equity:
     Common shares, no par value, Authorized-20,000,000 Issued-8,218,167 and
         8,180,883; Outstanding-7,926,610 and 7,968,083 at December 31, 1999 and
         1998, respectively (including 10% stock dividend issued on January 6,
         1999, for 658,493 shares, and January 11, 2000, for 721,872 shares)......       44,793,300         44,336,679
     Treasury shares, at cost; 291,557 and 212,800 shares at
          December 31, 1999 and 1998, respectively................................       (4,566,809)        (3,277,781)
     Contributed capital..........................................................       36,481,864         25,923,462
     Retained earnings............................................................       54,112,519         59,796,235
     Accumulated other comprehensive income.......................................        5,988,295         15,190,238
                                                                                        -----------        -----------
             Total  shareholders' equity..........................................      136,809,169        141,968,833
                                                                                        -----------        -----------
             Total liabilities and shareholders' equity...........................  $   398,223,125     $  408,857,520
                                                                                        ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         for the Years Ended December 31, 1999, 1998 and 1997


                                                                                                      Accumulated
                                                                                                         Other
                                       Common           Treasury      Contributed     Retained       Comprehensive    Comprehensive
                                       Shares            Shares         Capital       Earnings       Income (Loss)    Income (Loss)
                                   --------------    -------------- --------------- -------------    -------------    --------------

Balance at January 1, 1997......   $ 44,077,846       $         0    $15,058,327     $55,895,962      $ 7,141,846
Comprehensive income:
  Net income ...................            ---               ---            ---       6,921,123              ---       $ 6,921,123
  Other comprehensive
     income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment...............            ---               ---            ---             ---        7,207,386         7,207,386
                                                                                                                         ----------
Comprehensive income ...........            ---               ---            ---             ---              ---       $14,128,509
                                                                                                                         ==========
Dividends ($0.26 per share).....            ---               ---            ---      (2,132,637)             ---
Issuance of 1,989 common shares          32,570               ---            ---             ---              ---
Repurchase of 154,500
       common shares............            ---        (2,308,188)           ---             ---              ---
                                     ----------         ---------     ----------      ----------       ----------
Balance at December 31, 1997....     44,110,416        (2,308,188)    15,058,327      60,684,448       14,349,232
Comprehensive income:
  Net income....................            ---               ---            ---      12,150,545              ---       $12,150,545
  Other comprehensive
     income, net of tax:
    Unrealized gain on securities,
       net of reclassification
       adjustment...............             ---              ---            ---             ---          841,006           841,006
                                                                                                                         ----------
Comprehensive income............             ---              ---            ---             ---              ---       $12,991,551
                                                                                                                         ==========
Stock dividend (shares issued
     658,493)...................             ---              ---     10,865,135     (10,865,135)             ---
Repurchase of 58,300 common shares           ---         (969,593)           ---             ---              ---
Issuance of 3,666 restricted
     shares.....................          65,209              ---            ---             ---              ---
Exercise of stock options for
     12,989 common shares.......         161,054              ---            ---             ---              ---
Dividends ($0.27 per share).....             ---              ---            ---      (2,173,623)             ---
                                       ----------       ---------     ----------      -----------      ----------
Balance at December 31, 1998....       44,336,679      (3,277,781)    25,923,462      59,796,235       15,190,238
Comprehensive income:
  Net income....................              ---             ---            ---       7,250,508              ---       $ 7,250,508
  Other comprehensive
     income (loss), net of tax:
    Unrealized loss on securities,
       net of reclassification
       adjustment...............              ---             ---            ---             ---       (9,201,943)       (9,201,943)
                                                                                                                         ----------
Comprehensive income (loss).....              ---             ---            ---             ---              ---       $(1,951,435)
                                                                                                                         ==========
Stock dividend (shares issued
     721,872)...................                                      10,558,402     (10,558,402)
Repurchase of 78,757 common shares            ---      (1,289,028)           ---             ---              ---
Issuance of 3,104 restricted shares
     shares.....................           57,618             ---            ---             ---              ---
Exercise of stock options for
      36,389 common shares......          393,439             ---            ---             ---              ---
Issuance of 290 common shares...            5,564             ---            ---             ---              ---
Dividends ($0.30 per share).....              ---             ---            ---      (2,375,822)             ---
                                       ----------       ---------       --------       ---------          -------
Balance at December 31, 1999....   $   44,793,300     $(4,566,809)   $36,481,864     $54,112,519      $ 5,988,295
                                       ==========       =========     ==========      ==========        =========

The accompanying notes are an integral part of the consolidated financial statements.




                                      MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   for the Years Ended December 31, 1999, 1998 and 1997

                                                                                            December 31,
                                                                               1999             1998             1997
                                                                          -------------    ------------     --------------
Cash flows from operating activities:
    Net income .....................................................      $  7,250,508     $  12,150,545     $  6,921,123
    Reconciliation of net income to net cash provided by (used in)
       operating activities:
       Amortization .................................................       45,556,040        42,917,642       42,893,857
       Deferred policy acquisition costs.............................      (47,153,688)      (42,233,924)     (43,125,066)
       Deferred income taxes.........................................          448,000         2,155,000         (860,000)
       Increase (decrease) in unearned premiums......................        7,475,412        (1,616,238)      (1,226,418)
       Increase (decrease) in loss and loss adjustment expenses......       (8,290,253)      (15,548,655)       8,492,087
       Decrease (increase) in premium receivables....................       (7,487,845)       (1,282,313)         331,827
       Decrease in amount due from Meridian Mutual...................        2,907,759           194,944        1,250,395
       Decrease (increase) in reinsurance receivables................        7,745,838         7,046,442       (2,999,236)
       Decrease (increase) in prepaid reinsurance premiums...........         (229,680)          499,066        1,159,098
       Decrease (increase) in other assets...........................       (1,598,464)        1,143,489        5,549,960
       Increase (decrease) in reinsurance payables...................         (669,961)          733,900          413,718
       Increase (decrease) in accrued commissions and expenses.......        1,013,569          (685,937)        (144,604)
       Increase in payable for federal income taxes..................          215,964           315,368          642,735
       Increase (decrease) in other liabilities......................        1,191,728        (1,794,478)      (1,839,705)
       Net realized investment gains.................................       (6,699,847)       (7,342,074)      (4,477,580)
       Issuance of restricted common stock...........................           57,618            65,209              ---
       Issuance of common stock......................................            5,564               ---           32,570
       Cumulative effect of change in accounting method..............          293,700               ---              ---
       Other, net....................................................       (1,017,880)           (6,583)         725,432
                                                                            ----------        ----------       ----------
    Net cash provided by (used in) operating activities..............        1,014,082        (3,288,597)      13,740,193
                                                                            ----------        ----------       ----------
Cash flows from investing activities:
    Purchase of fixed maturities.....................................      (61,355,250)      (99,643,783)     (54,141,776)
    Proceeds from sale of fixed maturities...........................       42,415,984        78,138,240       26,135,592
    Proceeds from calls, prepayments and maturity of fixed
       maturities....................................................       20,822,177        29,141,214       22,393,353
    Purchase of equity securities....................................      (22,439,634)      (21,960,794)     (33,956,533)
    Proceeds from sale of equity securities..........................       24,482,244        21,316,297       31,160,867
    Net (increase) decrease in short-term investments................        3,609,267        (2,435,250)      (2,669,598)
    Increase in other invested assets................................         (118,999)         (489,800)         (50,509)
    Increase (decrease) in securities payable........................       (3,061,898)        3,071,384          401,707
                                                                            ----------        ----------       ----------
    Net cash provided by (used in) investing activities..............        4,353,891         7,137,508      (10,726,897)
                                                                            ----------        ----------       ----------
Cash flows from financing activities:
    Dividends paid...................................................       (2,320,018)       (2,124,274)      (2,144,839)
    Repayment of bank loan...........................................       (1,625,000)       (1,250,000)        (500,000)
    Repurchase of common stock.......................................       (1,289,028)         (969,593)      (2,308,188)
    Exercise of stock options........................................          393,439           161,055              ---
                                                                            ----------        ----------       ----------
    Net cash used in financing activities............................       (4,840,607)       (4,182,812)      (4,953,027)
                                                                           -----------        ----------       ----------

    Increase (decrease) in cash......................................          527,366          (333,901)      (1,939,731)
    Cash at beginning of year........................................          854,522         1,188,423        3,128,154
                                                                            ----------        ----------       ----------
    Cash at end of year..............................................     $  1,381,888     $     854,522     $  1,188,423
                                                                            ==========        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Nature of Operations:
     Meridian Insurance Group, Inc. ("the Company"), was organized in 1986 as a subsidiary of Meridian Mutual Insurance Company ("Meridian Mutual"), an Indiana mutual insurance company that currently owns 48.1 percent of the outstanding common shares of the Company. The Company is a holding company principally engaged in the business of underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security
     Insurance Company ("Meridian Security") and Meridian Citizens Security Insurance Company ("Meridian Citizens Security").

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

2.   Investments
     -----------
     The Company's net investment income for the periods ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                         1999                 1998               1997
                                                                     ------------        -------------       -------------
      Interest on fixed maturities:
         Tax-exempt securities..................................  $      2,688,621    $     2,531,304     $     3,909,985
         Taxable securities.....................................        11,047,013         11,883,195           9,905,146
      Dividends on redeemable preferred stock...................         1,439,793          1,769,286           2,078,536
      Dividends on equity securities............................         1,175,473          1,011,335             879,579
      Interest on short-term investments........................           158,591            229,347             156,128
      Other investment income...................................           113,310            149,589             187,159
                                                                        ----------         ----------          ----------
         Total investment income................................        16,622,801         17,574,056          17,116,533
      Investment expenses.......................................           297,981            328,372             744,822
                                                                        ----------         ----------          ----------
         Net investment income..................................  $     16,324,820    $    17,245,684     $    16,371,711
                                                                        ==========         ==========          ==========

     Net realized and unrealized gains on investments are summarized as follows:

                                                                         1999                 1998               1997
                                                                     ------------        -------------        ------------
      Realized gains (losses):
         Fixed maturities.......................................  $       (294,085)   $     2,628,256     $        14,108
         Equity securities......................................         7,986,729          6,263,104           5,052,295
         Other investments......................................              (317)          (701,038)                ---
                                                                        ----------         ----------           ---------
            Total realized investment gains.....................         7,692,327          8,190,322           5,066,403
         Investment expenses....................................           992,480            848,248             588,823
                                                                        ----------         ------------        ----------
            Net realized investment gains.......................  $      6,699,847    $     7,342,074     $     4,477,580
                                                                        ==========         ==========          ==========
      Net change in unrealized appreciation (depreciation):
         Fixed maturities, available for sale...................  $    (13,021,008)   $    (1,379,804)    $     4,755,339
         Equity securities......................................          (962,682)         2,734,114           6,098,280
         Limited partnerships...................................          (172,253)           (61,304)            235,767
         Deferred income tax benefit (expense)..................         4,954,000           (452,000)         (3,882,000)
                                                                       -----------         -----------         ----------
            Net change in unrealized appreciation
               (depreciation)...................................  $    (9,201,943)    $        841,006    $     7,207,386
                                                                       ===========         ============        ==========

     The amortized cost and estimated market values of investments in fixed maturity securities at December 31, 1999 and 1998, are as follows:


                                                                           Gross             Gross             Estimated
                                                        Amortized       Unrealized        Unrealized            Market
                                                          Cost             Gains            Losses               Value
                                                      ------------      -----------      ------------         -----------
      December 31, 1999:
      ------------------
      Available for sale:
         Government and agency
              domestic bonds.....................  $     3,258,428     $      11,307    $      66,182     $     3,203,553
         Municipal bonds.........................       67,940,463           535,412        1,936,532          66,539,344
         Corporate bonds.........................       95,509,178           204,486        3,632,129          92,081,534
         Mortgage-backed securities..............       40,841,608           103,645        1,194,057          39,751,196
         Sinking fund preferred stocks...........       24,540,660           469,103          153,859          24,855,905
                                                       -----------         ----------       ---------         -----------
              Total fixed maturity securities....  $   232,090,337     $   1,323,953    $   6,982,759     $   226,431,532
                                                       ===========         =========        =========          ===========

      December 31, 1998
      -----------------
      Available for sale:
         Government and agency
              domestic bonds.....................  $     3,681,320     $     107,949    $       9,855     $     3,779,414
         Municipal bonds.........................       42,585,763         1,669,262          143,068          44,111,957
         Corporate bonds.........................      123,432,824         3,797,535          334,305         126,896,053
         Mortgage-backed securities..............       44,234,647           789,650           95,072          44,929,225
         Sinking fund preferred stocks...........       20,697,205         1,622,315           42,207          22,277,313
                                                       -----------         ---------        ---------         -----------
              Total fixed maturity securities....  $   234,631,759     $   7,986,711    $     624,507     $   241,993,962
                                                       ===========         =========        =========         ===========


The amortized cost and estimated market value of fixed maturity securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                 Estimated
                                                                              Amortized            Market
                                                                                Cost              Value
                                                                             -----------       ------------
      Available for sale:
          Due in one year or less......................................  $     1,834,471     $     1,840,032
          Due after one year through five years........................       19,143,159          19,199,604
          Due after five years through ten years.......................       60,607,713          58,943,343
          Due after ten years through fifteen years....................       53,241,844          51,038,374
          Due after fifteen years through twenty years.................       27,381,699          27,586,263
          Due after twenty years.......................................       29,039,843          28,072,720
                                                                            ------------         -----------
             Subtotal..................................................      191,248,729         186,680,336
          Mortgage-backed securities...................................       40,841,608          39,751,196
                                                                             -----------         -----------
             Total fixed maturity securities...........................  $   232,090,337      $  226,431,532
                                                                             ===========         ===========


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


3.   Other Comprehensive Income
     --------------------------
     The Company's other comprehensive income consists solely of net unrealized gains (losses) on securities. The total net unrealized gain (losses) on securities for the years ended December 31, 1999, 1998 and 1997 consist of the following:



                                                                                             December 31,
                                                                            1999                 1998                   1997
                                                                         ----------           ----------             ----------
      Unrealized holding gains (losses) before deferred
            income taxes.............................................    $(6,463,616)      $9,485,328              $16,155,789
      Deferred income tax benefit (expense)..........................      2,262,000       (3,320,000               (5,655,000)
      Less:  Reclassification adjustment for realized gains..........      7,692,327        8,190,322                5,066,403
             Income tax expense related to realized gains............     (2,692,000)      (2,866,000)              (1,773,000)
                                                                           ---------        ---------               ----------

          Other comprehensive income (loss)..........................    $(9,201,943)      $  841,006              $ 7,207,386
                                                                           =========        =========               ==========


4.   Segment Reporting
     -----------------
     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No.
     131. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income was determined consistent with statutory modeling requirements for the Insurance Expense Exhibit. These guidelines rely on historical reserve patterns by line of business. Asset information by reportable segment is not reported, since the Company does not internally produce such information.


1999                                                                             Segment           Non-segment
----                          Personal       Farmowners       Commercial          Total               Total         Total
                              --------       ----------       ----------          -----               -----         -----

Premiums earned              $ 117,975,956   $  10,935,071   $ 70,509,032    $  199,420,059   $        ---   $  199,420,059
Net investment income            9,657,686         895,161      5,771,973        16,324,820            ---       16,324,820
Net realized gains                     ---             ---            ---               ---      6,699,847        6,699,847
Other income (expense)                 ---             ---            ---               ---        (15,425)         (15,425)
                               -----------      ----------     ----------       -----------      ---------      -----------
     Total revenues          $ 127,633,642   $  11,830,232   $ 76,281,005    $  215,744,879   $  6,684,422   $  222,429,301

Loss and LAE expense         $  92,789,256   $   8,996,924   $ 48,431,428    $  150,217,608   $        ---   $  150,217,608
General operating expense        9,209,248         955,579      6,521,613        16,686,440            ---       16,686,440
Interest expense                       ---             ---            ---               ---        532,006          532,006
Amortization expenses           25,142,385       2,608,847     17,804,807        45,556,039            ---       45,556,039
                               -----------      ----------     ----------       -----------      ---------      -----------
     Total expenses          $ 127,140,889   $  12,561,350   $ 72,757,848    $  212,460,087   $    532,006   $  212,992,093

Income (loss) before taxes
     and change in accounting
     method                  $     492,753   $    (731,118)  $  3,523,157    $    3,284,792   $  6,152,416   $    9,437,208
Income taxes (benefit)             174,107        (258,330)     1,244,858         1,160,635        732,365        1,893,000
                               -----------      -----------    ----------       -----------      ---------      -----------

Income (loss) before change
    in accounting method     $     318,646   $    (472,788)  $  2,278,299    $    2,124,157   $  5,420,051   $    7,544,208
Cumulative effect of change
     in accounting method              ---             ---            ---               ---        293,700          293,700
                               -----------      ----------     ----------       -----------      ---------      -----------

Net income (loss)            $     318,646   $    (472,788)  $  2,278,299    $    2,124,157   $  5,126,351   $    7,250,508
                               ===========      ===========    ==========       ===========      =========      ===========



1998                                                                             Segment           Non-segment
----                          Personal       Farmowners       Commercial          Total               Total         Total
                              --------       ----------       ----------          -----               -----         -----



Premiums earned              $ 107,806,522   $  10,878,882   $ 70,503,018    $  189,188,422   $        ---   $  189,188,422
Net investment income            9,554,172         936,329      6,755,183        17,245,684            ---       17,245,684
Net realized gains                     ---             ---            ---               ---      7,342,074        7,342,074
Other income (expense)                 ---             ---            ---               ---        (59,017)         (59,017)
                               -----------      ----------     ----------       -----------      ---------      -----------
     Total revenues          $ 117,360,694   $  11,815,211   $ 77,258,201    $  206,434,106   $  7,283,057   $  213,717,163

Loss and LAE expense         $  82,258,735   $   7,976,382   $ 46,384,874    $  136,619,991   $        ---   $  136,619,991
General operating expense        8,694,496       1,013,191      6,978,700        16,686,387            ---       16,686,387
Interest expense                       ---             ---            ---               ---        672,630          672,630
Amortization expenses           22,362,375       2,605,943     17,949,324        42,917,642            ---       42,917,642
                               -----------      ----------     ----------       -----------       --------      -----------
     Total expenses          $ 113,315,606   $  11,595,516   $ 71,312,898    $  196,224,020   $    672,630   $  196,896,650

Income before taxes          $   4,045,088   $     219,695   $  5,945,303    $   10,210,086   $  6,610,427   $   16,820,513
Income taxes                     1,123,059          60,995      1,650,626         2,834,680      1,835,288        4,669,968
                               -----------      ----------     ----------       -----------      ---------      -----------

Net income                   $   2,922,029   $     158,700   $  4,294,677    $    7,375,406   $  4,775,139   $   12,150,545
                               ===========      ==========     ==========       ===========      =========      ===========



1997                                                                             Segment           Non-segment
----                          Personal       Farmowners       Commercial          Total               Total         Total
                              --------       ----------       ----------          -----               -----         -----


Premiums earned              $ 107,801,599   $  10,564,810   $ 76,220,223    $  194,586,632   $        ---   $  194,586,632
Net investment income            9,069,988         888,878      6,412,845        16,371,711            ---       16,371,711
Net realized gains                     ---             ---            ---               ---      4,477,580        4,477,580
Other income                           ---             ---            ---               ---      1,042,350        1,042,350
                               -----------      ----------     ----------       -----------      ---------      -----------
     Total revenues          $ 116,871,587   $  11,453,688   $ 82,633,068    $  210,958,343   $  5,519,930   $  216,478,273

Loss and LAE expense         $  90,861,513   $   6,269,043    $52,088,175    $  149,218,731   $        ---   $  149,218,731
General operating expense        8,680,147         954,436      6,870,932        16,505,515            ---       16,505,515
Interest expense                       ---             ---            ---               ---        732,047          732,047
Amortization expenses           22,557,610       2,480,349     17,855,898        42,893,857            ---       42,893,857
                               -----------      ----------     ----------       -----------      ---------      -----------
     Total expenses          $ 122,099,270   $   9,703,828   $ 76,815,005    $  208,618,103   $    732,047   $  209,350,150

Income (loss) before taxes   $  (5,227,683)  $   1,749,860   $  5,818,063    $    2,340,240   $  4,787,883   $    7,128,123
Income taxes (benefit)            (151,811)         50,816        168,956            67,961        139,039          207,000
                               -----------      ----------     ----------       -----------      ---------      -----------

Net income (loss)            $  (5,075,872)  $   1,699,044   $  5,649,107    $    2,272,279   $  4,648,844   $    6,921,123
                               ===========     ===========     ==========       ===========      =========      ===========


As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:



                                      1999               1998              1997
                                      ----               ----              ----
Personal lines:
      Automobile                 $    91,123,405   $   79,438,864    $   78,609,066
      Homeowners                      24,271,745       25,649,226        26,262,790
      Other                            2,580,806        2,718,432         2,929,743
                                     -----------      -----------       -----------
Total personal lines             $   117,975,956   $  107,806,522    $  107,801,599

Commercial lines:
      Automobile                 $    18,532,450   $   17,666,781    $   17,826,255
      Worker's compensation           22,874,065       22,442,522        25,586,297
      Commercial multi-peril          24,539,325       25,983,425        28,041,002
      Other                            4,563,192        4,410,290         4,766,669
                                     -----------      -----------       -----------
Total commercial lines           $    70,509,032   $   70,503,018    $   76,220,223

Farm lines:
      Farmowners                      10,935,071       10,878,882        10,564,810
                                     -----------      -----------       -----------
          Total farm lines       $    10,935,071   $   10,878,882    $   10,564,810

Total all lines combined         $   199,420,059   $  189,188,422    $  194,586,632
                                     ===========      ===========       ===========

5.   Bank Loan Payable
     -----------------
     The 1996 acquisition of Citizens Security Group acquisition was funded in part through a $12,000,000 bank loan. The debt has a variable interest rate of LIBOR plus 50 basis points, which was 6.6613 percent and 5.7388 percent at December 31, 1999 and 1998, respectively. The bank loan will mature on August 1, 2003. The Company is required to make principal payments in accordance with the following schedule:

      2000.....................................     $   2,000,000
      2001.....................................         2,125,000
      2002.....................................         2,500,000
      2003.....................................         1,875,000
                                                       ----------
      Total payments outstanding...............     $   8,500,000
                                                       ==========

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


6.   Related Party Transactions
     --------------------------
     Meridian Security, Meridian Citizens Security, ICO, Meridian Mutual, and Meridian Citizens Mutual are parties to a reinsurance pooling agreement ("pooling agreement") under which essentially all premiums, loss and loss adjustment expenses, as well as other underwriting expenses are shared by the companies on the basis of their percentage participation defined in the pooling agreement. The reinsurance pool participation percentages of the Company's insurance subsidiaries total 74 percent. Other expenses are allocated on the basis of specific identification or estimated costs. Amounts either due to or due from Meridian Mutual and Meridian Citizens Mutual result from these transactions, and are normally reimbursed on a monthly basis. Management believes that such expenses would not be materially different if incurred directly by each company.

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

7.   Liability for Losses and Loss Adjustment Expenses
     -------------------------------------------------
     Activity in the liability for losses and loss adjustment expenses is summarized as follows:

                                                                         1999                1998                1997
                                                                     ------------        ------------        ------------
      Balance at beginning of period............................  $ 154,252,671     $ 169,801,326          $ 161,309,239
      Less reinsurance recoverables.............................     41,803,624        48,872,464             41,819,308
                                                                     ----------       -----------            -----------
         Net balance at beginning of period.....................    112,449,047       120,928,862            119,489,931

      Incurred related to:
         Current year...........................................    157,071,731       145,328,331            165,576,734
         Prior years............................................     (6,854,123)       (8,708,340)           (16,358,003)
                                                                    -----------       -----------           ------------
            Total incurred......................................    150,217,608       136,619,991            149,218,731
      Paid related to:
         Current year...........................................     99,470,630        93,792,456             97,447,542
         Prior years............................................     51,291,393        51,307,350             50,332,258
                                                                    -----------       -----------            -----------
            Total paid..........................................    150,762,023       145,099,806            147,779,800
                                                                    -----------       -----------            -----------

      Net balance at end of period..............................    111,904,632       112,449,047            120,928,862
      Plus reinsurance recoverables.............................     34,057,786        41,803,624             48,872,464
                                                                    ------------      -----------           ------------
      Balance at end of period..................................  $ 145,962,418     $ 154,252,671          $ 169,801,326
                                                                    ===========       ===========            ===========

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

8.   Reinsurance
     -----------
     The companies that participate in the reinsurance pooling agreement reduce the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring their insurance business with unrelated third party insurers. In accordance with industry practice, the Company in its consolidated financial statements treats risks, to the extent reinsured, as though they were risks for which the Company is not liable. Reinsurance recoverables are estimated in a manner consistent with the claim liability associated with the reinsured policy. Insurance ceded by the Company's insurance subsidiaries does not relieve the subsidiaries' primary liability as the originating insurers.

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

     Approximately 97 percent of the Company's ceded reserves for losses and loss adjustment expenses were with Employers Reinsurance Corporation, Michigan Catastrophic Claims Association and Swiss Reinsurance America Corporation. The effect of reinsurance on premiums written, premiums earned and losses and loss adjustment expenses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                         1999                 1998               1997
                                                                     ------------        -------------       ------------
      Premiums written:
          Direct................................................  $ 223,584,026        $  204,046,222       $  210,393,552
          Assumed...............................................        366,751               486,305              718,004
          Ceded.................................................    (17,285,000)          (16,461,276)         (16,592,247)
                                                                    -----------           -----------          -----------
          Net ..................................................  $ 206,665,777        $ 188,071,251        $  194,519,309
                                                                   ============          ============          ===========
      Premiums earned:
          Direct................................................  $ 216,078,155        $ 205,534,750        $  211,105,812
          Assumed...............................................        397,210              614,042             1,232,165
          Ceded.................................................    (17,055,306)         (16,960,370)          (17,751,345)
                                                                    -----------          -----------           -----------
          Net ..................................................  $ 199,420,059        $ 189,188,422        $  194,586,632
                                                                   ============          ===========           ===========
      Losses and loss adjustment expenses incurred:
          Direct................................................  $ 160,929,807        $ 151,184,461        $  168,173,120
          Assumed...............................................         57,832              624,892             1,355,214
          Ceded.................................................    (10,770,031)         (15,189,362)          (20,309,603)
                                                                    -----------          -----------           -----------
          Net ..................................................  $ 150,217,608        $ 136,619,991        $  149,218,731
                                                                    ===========          ===========           ===========

9.   Deferred Policy Acquisition Costs
     ---------------------------------
     Changes in deferred policy acquisition costs are summarized as follows:

                                                                         1999                 1998               1997
                                                                     ------------        -------------       ------------
      Deferred, beginning of period.............................  $  17,671,856        $  17,651,544        $   16,690,275
      Additions:
         Commissions............................................     34,870,279           31,845,030            32,391,959
         Premium taxes..........................................      3,074,928            2,416,582             2,375,996
         Other..................................................      9,208,481            7,972,312             8,357,111
                                                                     ----------           ----------            ----------
            Total additions.....................................     47,153,688           42,233,924            43,125,066
                                                                     ----------           ----------            ----------
      Amortization expense......................................     44,851,094           42,213,612            42,163,797
                                                                     ----------           ----------            ----------
      Deferred, end of period...................................  $  19,974,450       $   17,671,856       $    17,651,544
                                                                     ==========           ==========            ==========

10.  Pension Plan and Other Post-Retirement Benefits
     -----------------------------------------------
     The Company maintains a defined benefit pension plan for the benefit of eligible employees. Under the plan, all employees of the Company completing more than 1,000 hours of employment in a 12-month period become eligible to participate. The plan provides for a pension annuity beginning at age 65 based on the employee's average monthly base pay during the five highest consecutive salary years out of the last ten. Provisions for delayed retirement benefits, early retirements benefits after age 55, disability and death benefits, optional methods for benefit payment, payments to an employee who leaves after a certain number of years of service, and payments to an employee's surviving spouse are also covered under the plan.

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

     The following table presents a reconciliation of the funded status for the Company's defined benefit pension plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998 per FASB 132 requirements:

                                                                                      1999               1998
                                                                                   ----------         ----------
           Reconciliation of benefit obligation:
                Obligation at January 1....................................  $     27,117,622    $    23,432,716
                Service cost...............................................         1,345,750          1,067,292
                Interest cost..............................................         1,748,264          1,608,088
                Plan amendments............................................                --          1,131,954
                Actuarial (gain) loss......................................        (4,679,250)         1,165,040
                Benefit payments...........................................        (1,273,206)        (1,287,468)
                                                                                   ----------         ----------
                Obligation at December 31..................................  $     24,259,180    $    27,117,622
                                                                                   ==========         ==========

           Reconciliation of fair value of plan assets:
                Fair value of plan assets at January 1.....................  $     34,401,026    $    31,582,957
                Actual return on plan assets...............................         6,004,071          4,105,537
                Benefit payments...........................................        (1,273,206)        (1,287,468)
                                                                                   ----------         ----------
                Fair value of plan assets at December 31...................  $     39,131,891    $    34,401,026
                                                                                   ==========         ==========

           Funded Status
                Funded status at December 31...............................  $     14,872,711          7,283,404
                Unrecognized asset.........................................        (6,483,880)        (7,015,956)
                Unrecognized prior service cost............................           984,688          1,058,321
                Unrecognized gain..........................................        (8,440,374)          (603,345)
                                                                                   ----------         ----------
                Accrued asset at December 31...............................  $        933,145    $       722,424
                                                                                   ==========         ==========

     The following table presents a reconciliation of the funded status for the Company's supplemental retirement income plan and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:

                                                                                      1999               1998
                                                                                    --------           ---------
           Reconciliation of benefit obligation:
                Obligation at January 1....................................  $      1,050,623    $       760,102
                Service cost...............................................            46,533             37,193
                Interest cost..............................................            69,839             59,987
                Actuarial (gain) loss......................................          (217,298)           193,341
                                                                                    ---------          ---------
                Obligation at December 31..................................  $        949,697    $     1,050,623
                                                                                    =========          =========

           Funded Status
                Funded status at December 31...............................  $       (949,697)   $    (1,050,623)
                Unrecognized prior service cost............................           193,522            216,599
                Unrecognized loss..........................................            29,612            260,908
                                                                                    ---------          ---------
                Accrued liability at December 31...........................  $       (726,563)   $      (573,116)
                                                                                    =========          ==========

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

                                                                  1999              1998                1997
                                                              -----------        -----------       --------------
     Service costs...................................     $       995,855    $        789,796    $       705,872
     Interest costs..................................           1,293,715           1,189,985          1,098,786
     Expected return on assets.......................          (2,106,256)         (1,884,093)        (1,701,956)
     Amortization of asset obligation................            (393,736)           (393,736)          (393,736)
     Amortization of prior-service cost..............              54,488              54,488                ---
                                                              -----------        ------------        -----------
     Net periodic benefit cost/(income)..............     $      (155,934)   $       (243,560)   $      (291,034)
                                                              ===========        ============        ============

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

     The following table presents a reconciliation of the funded status for the Company's post-retirement benefit obligation and the amounts recognized in the Company's consolidated balance sheet as of December 31, 1999 and 1998:


                                                                                     1999                1998
                                                                                  ----------          ----------
           Reconciliation of benefit obligation:
                Obligation at January 1....................................  $      1,909,278    $     1,952,474
                Service cost...............................................           210,680            211,586
                Interest cost..............................................           121,129            133,691
                Actuarial (gain) loss......................................          (223,453)          (324,893)
                Benefit payments...........................................           (78,476)           (63,580)
                                                                                  -----------         ----------
                Obligation at December 31..................................  $      1,939,158     $    1,909,278
                                                                                  ===========         ==========
           Reconciliation of fair value of plan assets:
                Fair value of plan assets at January 1.....................  $            ---     $         ---
                Employer contributions.....................................            78,476             63,580
                Benefit payments...........................................           (78,476)           (63,580)
                                                                                  -----------       ------------
                Fair value of plan assets at December 31...................  $           ---     $           ---
                                                                                  ===========       ============

           Funded Status
                Funded status at December 31...............................  $     (1,939,158)   $    (1,909,278)
                Unrecognized (gain) loss...................................          (265,580)           (26,338)
                                                                                 ------------         ----------
                Accrued liability at December 31...........................  $     (2,204,739)   $    (1,935,616)
                                                                                 ============         ==========

     A 7.75 and 6.50 percent weighted average discount rate was used for 1999 and 1998, respectively, to determine the accumulated post-retirement benefit obligation at December 31, 1999. Net periodic pension costs for the post-retirement plan for the years ended December 31, 1999, 1998, and 1997 included the following components:

                                                                   1999                1998               1997
                                                                  -------             -------            -------

           Service costs.............................     $       155,903    $        156,574    $       107,313
           Interest costs............................              89,636              98,931             75,838
           Amortization of net loss..................             (26,898)            (11,864)           (29,704)
                                                                  -------             -------            -------
           Net periodic benefit cost.................     $       218,641    $        243,641    $       153,447
                                                                  =======             =======            =======

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

11.  Income Taxes
     ------------
     Current tax expense for the following periods differed from the tax expected solely on pre-tax income by applying the applicable statutory corporate tax rate to the various differences identified as follows:

                                                                           1999               1998                1997
                                                                         ---------          ---------          ----------
      Tax at statutory rate.....................................  $      3,209,000    $     5,719,000     $     2,381,000
      Tax-exempt interest.......................................          (776,000)          (757,000)         (1,131,000)
      Dividends received deduction..............................          (518,000)          (370,000)           (613,000)
      Loss, LAE and salvage and subrogation fresh start.........               ---                ---            (137,000)
      Nondeductible expenses....................................           278,000            277,000             277,000
      Other.....................................................          (300,000)          (199,032)           (570,000)
                                                                         ---------          ---------           ---------
         Total income taxes.....................................  $      1,893,000    $     4,669,968     $       207,000
                                                                         =========          =========           =========

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

     Under SFAS No. 109, "Accounting For Income Taxes", the Company recorded a net deferred tax asset in 1999 and deferred tax liabilities in 1998 and 1997. The net deferred tax asset/liability at December 31, 1999, 1998 and 1997, is comprised of the following:

                                                                           1999               1998                1997
                                                                        ----------         ----------          ----------
      Deferred tax assets:
         Unearned premium reserves..............................  $      5,957,000    $     5,450,000     $     5,528,000
         Loss and loss adjustment expense reserves and
             salvage and subrogation............................         4,996,000          5,414,000           6,248,000
         Other post-employment benefits.........................           772,000            677,000             677,000
         Other..................................................           381,000            258,000           1,431,000
                                                                        ----------         ----------          ----------
            Total deferred tax assets...........................        12,106,000         11,799,000          13,884,000

     Deferred tax liabilities:
         Deferred policy acquisition costs......................         6,991,000          6,185,000           6,178,000
         Investments............................................           198,000            209,000             144,000
         Unrealized appreciation on investment securities.......         3,229,000          8,183,000           7,731,000
         Other..................................................            14,000             54,000              56,000
                                                                        ----------         ----------          ----------
            Total deferred tax liabilities......................        10,432,000         14,631,000          14,109,000
                                                                        ----------         ----------          ----------
      Net deferred tax asset (liability)........................  $      1,674,000    $    (2,832,000)    $      (225,000)
                                                                        ==========         ==========          ==========

     The Company has paid income taxes during the past three years of $725,000 in 1999, $3,215,000 in 1998, and $1,110,000 in 1997.

12.  Earnings Per Share
     ------------------
     The following table reflects the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computations reported on the Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997.


                                                                         Income              Shares             Per Share
                                                                       (Numerator)        (Denominator)           Amount
                                                                       -----------        -------------           ------
     December 31, 1999
         Basic earnings per share
              Income available to common stockholders.............   $ 7,250,508            7,969,226         $    0.91
                                                                                                                   ====
         Effect of dilutive securities
              Stock options.......................................           ---               85,352
                                                                      ----------            ---------
         Diluted earnings per share
              Income available to common stockholders.............   $ 7,250,508            8,054,578         $    0.90
                                                                      ==========            =========              ====
     December 31, 1998
         Basic earnings per share
              Income available to common stockholders.............   $12,150,545            8,021,285         $    1.51
                                                                                                                   ====
         Effect of dilutive securities
              Stock options.......................................           ---               90,942
                                                                      ----------            ---------
         Diluted earnings per share
              Income available to common stockholders.............   $12,150,545            8,112,227         $    1.50
                                                                      ==========            =========              ====
     December 31, 1997
         Basic earnings per share
              Income available to common stockholders.............   $ 6,921,123            8,087,079         $    0.86
                                                                                                                   ====
         Effect of dilutive securities
              Stock options.......................................           ---               55,567
                                                                      ----------            ---------
         Diluted earnings per share
              Income available to common stockholders.............   $ 6,921,123            8,142,646         $    0.85
                                                                      ==========            =========              ====


13.  Statutory Information
     ---------------------
     Subsidiary retained earnings available for distribution as dividends to the Company are limited by law to the statutory unassigned surplus of the subsidiaries on the previous December 31, as determined in accordance with the accounting practices prescribed or permitted by insurance regulatory authorities of the state of Indiana. Subject to this limitation, the maximum dividend that may be paid during a 12-month period, without prior approval of the insurance regulatory authorities is the greater of ten percent of statutory capital and surplus as of the preceding December 31 or net income for the preceding calendar year determined on a statutory basis. Meridian Security declared and paid dividends to the Company of $5,000,000 in 1999, 1998 and 1997. As of December 31, 1999, approximately $11,600,000 was available for distribution to the Company without prior approval of insurance regulatory authorities.

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

     The  following  is  selected   information  for  the  Company's   insurance
     subsidiaries, as determined in accordance with accounting practices prescribed or permitted by the Department of Insurance of their state of domicile:

                                                                      1999                1998                1997
                                                                  -----------          -----------         -----------
     Statutory capital and surplus............................  $ 135,534,000     $    133,322,000      $  115,280,000
                                                                  ===========          ===========         ===========
     Statutory net investment income..........................  $  14,973,000     $     16,156,000      $   15,212,000
                                                                  ===========          ===========         ===========
     Statutory net income.....................................  $   6,573,000     $     15,716,000      $    6,140,000
                                                                  ===========          ===========         ===========

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

14.  Shareholders' Equity
     --------------------
     In May 1997, the Shareholders of Meridian Insurance Group, Inc. approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 20,500,000, with the additional shares being preferred stock. The amendment provides that the preferred shares may be issued from time to time in one or more series. The Board of Directors, without further approval of the holders of common shares, would be authorized to fix the dividend rights and terms, liquidation preferences, sinking funds and any other rights, preferences, privileges, and restrictions applicable to each such series of preferred shares. On September 8, 1998, the Board of Directors of Meridian Insurance Group Inc., adopted a Shareholders Rights Plan. Under the Plan, a dividend of one preferred share purchase right was paid to shareholders of record on September 28, 1998 for each outstanding common share. Each Right entitles the holder to purchase one-thousandth of a share Series A Junior Participating Preferred Stock of the Company at a price of $75.00 per one-thousandth of a Preferred Share. If a person or group acquires 20% or more of the outstanding Common Shares (thereby becoming an Acquiring Person), each holder of a Right (except those held by the Acquiring Person and its affiliates and associates) will generally have the right to purchase Common Shares having equal to two times the purchase price of the Right. In other words, the Right's holders, other than the Acquiring Person, may purchase common shares or their equivalent at a 50 percent discount. The Rights will expire on September 18, 2008, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company.

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

     Stock options granted by the Company for the periods ended December 31, 1999, 1998 and 1997, are summarized in the following table:



                                                   1999                         1998                         1997
                                            --------------------      ------------------------     -----------------------
                                             Weighted                    Weighted                     Weighted
                                              Price      Shares           Price        Shares          Price      Shares
                                              -----      ------           -----        ------          -----      ------
     Outstanding at January 1............    $11.70      608,759          $11.58      609,952         $10.15      367,374
     Granted..............................    14.77       12,100           15.50       14,520          13.26      313,713
     Exercised during the year............     9.83      (40,028)          11.27      (15,713)           ---          ---
     Canceled during the year.............    14.06       (4,840)            ---          ---          11.64      (71,135)
                                              -----      -------           -----      -------          -----      -------
     Outstanding at December 31...........    11.87      575,991           11.70      608,759          11.58      609,952
                                              =====      =======           =====      =======          =====      =======

     Portion thereof  exercisable
       at December 31.....................   $11.81      551,791          $11.48      552,494         $11.33      592,215
                                                         =======                      =======                     =======

     Available for future grants..........               766,620                      776,300                     748,953
                                                         =======                      =======                     =======


15.  Unaudited  Selected  Quarterly  Financial Data
     ----------------------------------------------
     (Amounts in thousands except per-share data)



                                                                             Quarter Ended
                                                                             -------------
     1999                                             March 31          June 30        September 30      December 31
     ----                                             --------          -------        ------------      -----------
     Revenues....................................   $   52,841         $  55,761        $ 56,716         $  57,112
                                                        ======            ======          ======            ======
     Net income .................................   $      630         $   2,280        $  2,602         $   1,738
                                                        ======            ======          ======            ======
     Basic earnings per share....................   $     0.08         $    0.28        $   0.33         $    0.22
                                                        ======            ======          ======            ======
     Diluted earnings per share..................   $     0.08         $    0.28        $   0.32         $    0.22
                                                        ======            ======          ======            ======

     1998
     ----
     Revenues....................................   $   52,633         $  54,345        $ 53,833          $ 52,906
                                                        ======            ======          ======            ======
     Net income .................................   $    2,517         $   2,494        $  2,940          $  4,199
                                                        ======            ======          ======            ======
     Basic earnings per share....................   $     0.32         $    0.31        $   0.36          $   0.53
                                                        ======            ======          ======            ======
     Diluted earnings per share..................   $     0.31         $    0.31        $   0.36          $   0.52
                                                        ======            ======          ======            ======


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Meridian Insurance Group, Inc.

                               By:    /s/  Steven E. English
                                     -------------------------------------------
                                     Steven E. English
                                     Chief   Financial   Officer  and  Treasurer
                                     (Authorized Representative)