Form 10-K/A
period 2000-12-31
MERIDIAN INSURANCE GROUP INC
filed 2001-04-30
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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

----------------------------------------------------------------------
----------------------------------------------------------------------

Explanatory  Note:   The purpose of  this  amendment  is  to
include  the information required under Part III, Items  10-
13, of the Annual Report on Form 10-K for Meridian Insurance
Group, Inc. for the period ended December 31, 2000.

----------------------------------------------------------------------
----------------------------------------------------------------------
                         PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Meridian Insurance Group, Inc. ("MIGI" or the "Company") provides property and casualty insurance products through its direct and indirect subsidiaries, Meridian Security Insurance Company ("Meridian Security"), Meridian Citizens Security Insurance Company ("MC Security"), and Insurance Company of Ohio ("ICO"). MIGI is affiliated with Meridian Mutual Insurance Company ("Meridian Mutual") and Meridian Citizens Mutual Insurance Company ("MC Mutual"). See Part III, Item 13 of this Amendment No. 1 to the Form 10-K filed by MIGI for the period ended December 31, 2000.

Members of the Board of Directors of the Company

     Joseph D. Barnette, Jr., age 61, has served as a director of Meridian Insurance Group, Inc. since 1988. His current term of office as a director of MIGI will expire at the 2003 Annual Meeting of Shareholders. Mr. Barnette has been the Chief Executive Officer and Chairman of the Board of Bank One, Indiana, NA, a national bank, since 1994.

     Ramon L. Humke, age 68, has served as a director of MIGI since 1987 and as Chairman since 1992. His current term of office as a director of MIGI will expire at the 2001 Annual Meeting of Shareholders scheduled for June 29, 2001. Mr. Humke is also Chairman of the Board of Directors of Meridian Mutual.
In 2001, Mr. Humke retired as President and Chief Operating Officer of Indianapolis Power and Light Company, a public utility company. He served as President, Chief Operating Officer and a director of Indianapolis Power and Light Company from 1990 until his retirement.

     Thomas H. Sams, age 59, has served as a MIGI director since 1994. His current term of office as a director of MIGI will expire at the 2003 Annual Meeting of Shareholders. Mr. Sams has been President, Chief Executive Officer, principal owner, and a director of Waldemar Industries, Inc., an investment holding company in Indianapolis, Indiana, since 1967. He is also a director of Mid-America Capital Resource, Inc.

     Norma J. Oman, age 53, has been President, Chief Executive Officer, and a director of MIGI since 1991. Her current term of office as a director of MIGI will expire at the 2001 Annual Meeting of Shareholders scheduled for June 29, 2001. Ms. Oman has served as President, Chief Executive Officer, and a director of Meridian Mutual and Meridian Security since 1990.

     David M. Kirr, age 63, has served as a MIGI director since 1992. His current term of office as a director of MIGI will expire at the 2001 Annual Meeting of Shareholders scheduled for June 29, 2001. Mr. Kirr has been the President of Kirr, Marbach & Company, a Columbus, Indiana, investment advisory firm, since 1975.

     John T. Hackett, age 68, has served as a director of the Company since 1992. His current term of office as a director of MIGI will expire at the 2001 Annual Meeting of Shareholders scheduled for June 29, 2001. Mr. Hackett has been a Managing General Partner of CID Equity Partners, L.P., a venture capital firm, since 1991. Mr. Hackett also serves as a director of Meridian Mutual, Ball Corporation, Irwin Financial Corporation, Waterlink, Inc., and Wabash National Corporation.

     James D. Price, age 62, has been a MIGI director since 1998 and a Meridian Mutual director since 1987. His current term of office as a director of MIGI will expire at the 2002 Annual Meeting of Shareholders. Mr. Price has been a First Vice President - Investments for Prudential Securities Incorporated, an investment banking firm, since 1992.

     Sarah W. Rowland, age 68, has served as a director of the Company since 1994. Her current term of office as a director of MIGI will expire at the 2002 Annual Meeting of Shareholders. Ms. Rowland was Chief Executive Officer of Rowland Design, Inc., an Indianapolis, Indiana, interior design and space planning firm, from 1993 to 1999, and she has been chairman of its board of directors since 1993. She also is a director of Meridian Mutual.

     There is no family relationship between any of the directors of the Company or between any of the directors and officers of the Company.

Executive Officers of the Company

     The Board elects officers of MIGI for one-year terms. The officers serve at the discretion of the Board of Directors. There is no family relationship between any of the officers of the Company or between any of the officers and directors of the Company.

     Norma J. Oman, age 53, has been President, Chief Executive
Officer, and a director of MIGI since 1991. Ms. Oman has served as President, Chief Executive Officer, and a director of Meridian
Mutual and Meridian Security since 1990.

     Steven R. Hazelbaker, age 45, was elected Executive Vice President and Chief Operating Officer of MIGI, Meridian Mutual and Meridian Security in 2000. Previously, he served as Chief Financial Officer and Treasurer of MIGI, Meridian Mutual and Meridian Security from 1994 to 2000 and as a Vice President of all three companies from 1995 to 2000.

     Steven E. English, age 41, was elected Chief Financial Officer and Treasurer of MIGI, Meridian Mutual and Meridian Security in 2000. He was employed by Conseco, Inc. from 1992 to August 2000, where he held various positions. At the time of his departure from Conseco, Inc. he was Vice President of Planning.

     Carl W. Buedel, age 54, was elected a Vice President of MIGI in 1994 and Senior Vice President in 1997. He has been a Vice
President of Meridian Mutual and Meridian Security since 1990.
Mr. Buedel has been a Meridian employee since 1981.

     Timothy J. Hanrahan, age 55, was elected a Vice President of MIGI in 1994 and a Senior Vice President in 1997. He has been a Vice President of Meridian Mutual and Meridian Security for more than the past five years and a Meridian employee since 1981.

     Susan C. Bowron-White, age 49, was elected Secretary of MIGI, Meridian Mutual, and Meridian Security in 2000. She has served as Associate General Counsel of MIGI since 1987 and Associate General Counsel of Meridian Mutual and Meridian Security since 1979.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires MIGI's directors and executive officers, and persons owning more than ten percent of a registered class of MIGI's equity securities, to file initial reports of their ownership of MIGI Common Shares and reports of changes in their ownership with the Securities and Exchange Commission. Based solely on review of the copies of forms furnished to MIGI, or written representations that no annual forms (SEC Form 5) were required, MIGI believes its officers, directors, and greater than ten-percent beneficial owners have complied with all Section 16(a) filing requirements applicable to them.


ITEM 11:  EXECUTIVE COMPENSATION

     The following table shows the compensation paid for the last three years to MIGI's Chief Executive Officer and the other most highly compensated executives serving as MIGI executive officers as of December 31, 2000, whose total annual salary and bonus for the year 2000 exceeded $100,000. Annual compensation includes amounts deferred at the officer's election. All of MIGI's officers also serve as officers of Meridian Mutual. Meridian Mutual reimburses MIGI for the services these "Named Executive Officers" perform solely on behalf of Meridian Mutual.

                                           Summary Compensation Table

                                  Annual Compensation             Long-Term Compensation
                                                                   Awards          Payouts

                                                       Other       Securities
                                                       Annual      Underlying               All Other
                                                       Compen-     Options/      LTIP       Compen-
Name and                          Salary      Bonus    sation      SARS          Payouts    sation
Principal Position        Year     ($)         ($)     ($)(1)      (#)            ($)       ($)(2)

Norma J. Oman             2000   $396,154   $  -0-    $  -0-         -0-           -0-      $20,088
President and Chief       1999    350,000     87,500   233,222       -0-           -0-       54,643
Executive Officer         1998    340,192      -0-       -0-         -0-           -0-       32,853

Steven R. Hazelbaker      2000    203,673      -0-       5,276       -0-           -0-        5,100
Executive Vice President  1999    170,000     29,750     -0-         -0-           -0-        4,800
& Chief Operating Officer 1998    163,762      -0-       -0-         -0-           -0-        4,312

Timothy J. Hanrahan       2000    163,846      -0-      15,042       -0-           -0-        4,916
Senior Vice President     1999    150,000     26,250    19,093       -0-           -0-        9,138
                          1998    140,962      -0-       -0-         -0-           -0-        6,192

Carl W. Buedel            2000    163,846      -0-       -0-         -0-           -0-        4,716
Senior Vice President     1999    150,000     26,250    15,803       -0-           -0-        8,673
                          1998    140,962      -0-       -0-         -0-           -0-        6,082

(1) For 1999 and 2000, Other Annual Compensation reports the taxable portion of exercised stock options, that being the difference between the fair market value of the stock on the date of exercise and the option price.

(2) For 2000, All Other Compensation consists of MIGI's matching contributions of $5,100, $5,100, $4,916, and $4,716 to the
Section 401(k) deferred compensation accounts of Ms. Oman, Mr.
Hazelbaker, Mr. Hanrahan, and Mr. Buedel, respectively; and an accrual under the Supplemental Retirement Income Plan of $14,988 for the account of Ms. Oman. For 1999, All Other Compensation consists of MIGI's matching contributions of $4,800, $4,800, $4,308, and $4,308 to the Section 401(k) deferred compensation accounts of Ms. Oman, Mr. Hazelbaker, Mr. Hanrahan, and Mr. Buedel, respectively; and accruals under the Supplemental Retirement
Income Plan of $49,843, $4,830, and $4,365 for the accounts of Ms. Oman, Mr. Hanrahan, and Mr. Buedel, respectively. For 1998, consists of MIGI's matching contributions of $4,800, $4,312, $4,229, and $4,229 to the Section 401(k) deferred compensation accounts of Ms. Oman, Mr. Hazelbaker, Mr. Hanrahan, and Mr.
Buedel, respectively; and accruals under the Supplemental
Retirement Income Plan of $28,053, $1,963, and $1,853 for the accounts of Ms. Oman, Mr. Hanrahan, and Mr. Buedel, respectively.


                AGGREGATED OPTION/SAR EXERCISES IN 2000 AND
                     2000 YEAR-END OPTION/SAR VALUES

     The following table shows information about options
exercised during 2000 and about unexercised options held at
December 31, 2000, by the Named Executive Officers.   The Company
does not have any outstanding stock appreciation rights.

                                                       Number of Securities      Value of Unexercised
                                                      Underlying Unexercised         In-the-Money
                                                           Options/SARs              Options/SARs
                                                       at Fiscal Year End(#)   at Fiscal Year End ($)(2)
           Shares Acquired                               Exercisable(E)/            Exercisable(E)/
Name        On Exercise (#)    Value Realized($)(1)      Unexercisable(U)           Unexercisable(U)

Norma J.        -0-                 -0-                     141,814 E               $2,450,720 E
Oman

Steven R.      1,510              $5,276                     39,833 E                 $699,843 E
Hazelbaker

Timothy J.     4,500             $15,042                     24,261 E                 $414,446 E
Hanrahan

Carl W          -0-                 -0-                      28,561 E                 $499,962 E
Buedel


 (1) Aggregate market value of the Common Shares covered by the option less the aggregate price paid by the executive.
 (2) Amounts reflecting gains on outstanding options are based on the December 29, 2000, closing stock price of $28.9375.


Pension Plan

     The Company maintains a defined benefit pension plan for eligible employees. All MIGI employees completing more than 1,000 hours of employment during a plan year become eligible to participate in the plan. The following table shows the range of estimated annual benefits payable upon retirement for graduated levels of average annual earnings and years of service, based on retirement at age 65 in 2001. The annual earnings cannot exceed the $170,000 maximum compensation limit for purposes of pension calculations.


                        PENSION  PLAN  TABLE

                                  Years of Service
Remuneration       15             20            25            30         35

$120,000        $28,011        $37,349       $46,686       $56,023    $65,360
 200,000         39,561         52,748        65,936        79,123     92,310
 250,000         39,561         52,748        65,936        79,123     92,310
 350,000         39,561         52,748        65,936        79,123     92,310
 450,000         39,561         52,748        65,936        79,123     92,310
 550,000         39,561         52,748        65,936        79,123     92,310

     The plan provides a pension annuity beginning at age 65 of
1.125 percent of the employee's final monthly earnings for each year of credited service plus .625 percent of the employee's final monthly earnings in excess of the monthly Social Security covered compensation, if any, for each year of credited service to a maximum of 35 years. "Final monthly earnings" mean the employee's average monthly pay during his or her five highest consecutive salary years out of the last ten. "Credited service" means calendar years during which the employee completes at least 1,000 hours of employment. The plan also provides benefits for delayed retirement, early retirement, and death and disability. Early retirement benefits are available at age 55. The plan has provisions for optional methods of benefit payment, payments to an employee leaving after a certain number of years of service, and payments to the employee's surviving spouse. Benefits listed in the table are computed based on a straight life annuity and are not subject to any deduction for Social Security or other offset amounts. Section 415 of the Internal Revenue Code allows an individual maximum annual benefit of $140,000 for 2001. The Plan covers compensation consisting of salary and cash bonus.
For 2000, covered compensation for the Named Executive Officers was: Ms. Oman, $396,154; Mr. Hazelbaker, $203,673; Mr. Hanrahan, $163,846; Mr. Buedel, $163,846.

     The estimated credited years of service for the Named
Executive Officers as of January 2001 are listed below:


                                         Estimated Years of
                                          Credited Service

    Norma J. Oman                                 27
    Steven R. Hazelbaker                           7
    Carl W. Buedel                                19
    Timothy J. Hanrahan                           20

Supplemental  Retirement  Income  Plan

     The Supplemental Retirement Income Plan covers certain MIGI employees with more than ten years of credited service. These employees also participate in the MIGI Pension Plan. The supplemental plan provides benefits in excess of the limitations imposed by Section 401(a)(17) and Section 415 of the Internal Revenue Code. The Supplemental Retirement Benefit is payable to an eligible participant as a straight life annuity over the lifetime of the participant beginning on the participant's normal retirement date. Early retirement benefits are available at age
55. The Plan also has provisions for optional joint and survivor methods of benefit payment. The Benefit will be a monthly amount equal to the difference between (a) the monthly amount of the MIGI Pension Plan retirement benefit to which the participant would have been entitled if computed without the limitations under the Internal Revenue Code and (b) the monthly amount of the benefit actually payable to the participant under the MIGI Pension Plan.

     The following table lists the Supplemental Retirement Benefit payable upon retirement for graduated levels of average annual earnings and years of service for participants under the Plan, based on retirement at age 65 in 2001. The benefits are not subject to any deduction for Social Security or other offset amounts. The 2000 compensation covered by the Plan for the Named Executive Officers is found under the caption, "Pension Plan." Their estimated years of credited service are also listed under "Pension Plan."


          Supplemental  Retirement  Income  Plan  Table

                                  Years of Service
Remuneration       15             20            25            30         35


$170,000       $  1,575      $  2,100      $  2,625      $  3,150    $  3,675
 200,000          9,450        12,600        15,750        18,900      22,050
 250,000         22,575        30,100        37,625        45,150      52,675
 300,000         35,700        47,600        59,500        71,400      83,300
 350,000         48,825        65,100        81,375        97,650     113,925
 400,000         61,950        82,600       103,250       123,900     144,550
 450,000         75,075       100,100       125,125       150,150     175,175
 550,000        101,325       135,100       168,875       202,650     236,425


Executive Bonus Compensation Plan

     Through 2000, MIGI maintained a bonus compensation plan for key executive employees (the "Bonus Plan"). The President selected Bonus Plan participants each year, subject to approval of the Compensation Committees of the MIGI and Meridian Mutual Boards of Directors. The purpose of the Bonus Plan was to establish compensation commensurate with corporate performance compared to goal. Criteria for determining bonus payments were established prior to the beginning of each year. The performance measure for 2000 was the combined pre-tax net income of Meridian Mutual, Meridian Security and the Meridian Citizens Group. Under the Bonus Plan, graduated amounts of cash bonuses would become payable if the combined financial performance of these companies met the threshold level of 70 percent of goal or exceeded it up to a maximum of 120 percent of goal. After the close of the year, performance was evaluated relative to the predetermined goals. Actual bonus awards would be determined on the basis of this evaluation. The participant could elect to receive the bonus in cash or MIGI stock or a combination of the two.

     For 2001, the Compensation Committee implemented the Meridian Insurance Quality Performance Bonus plan ("QPB") for all MIGI employees, including the Named Executive Officers. The purpose of the QPB is to provide performance incentive and salary bonus to all eligible employees of MIGI based on performance goals established by the Company's senior management. Under the QPB, quarterly bonuses will be paid to all MIGI employees who have completed two full quarters of service if the net statutory combined loss and expense ratio for the Meridian Insurance Companies for such quarter is 102 percent or lower and the combined net loss and allocated loss adjustment expense ratio is less that 66 percent.

                  COMPENSATION COMMITTEE REPORT
                    ON EXECUTIVE COMPENSATION

     The Compensation Committee of our Board of Directors, together with the Compensation Committee of Meridian Mutual, is responsible for establishing and administering the executive compensation program for MIGI executives. Both Compensation Committees are composed entirely of directors who are not employees of the Company or Meridian Mutual.

     The goal of our executive compensation policy is to attract, motivate and retain competent personnel. At the same time, we want to ensure an appropriate relationship exists between executive pay and MIGI's performance. Executive compensation consists of base salary, a bonus compensation plan and stock-based incentives. In establishing the base salary portion of executive compensation, the Committee gives significant consideration to such factors as:
     --  maintaining MIGI's competitiveness;
     -- establishing efficient and effective use of MIGI's resources; -- preserving MIGI's good standing with regulatory and rating agencies;
     --  managing daily operations; and
     --  developing and achieving long-term and strategic objectives.

The Committee has not assigned relative weights to these factors. Through a bonus compensation plan, the Committee seeks to reward the attainment of targeted income goals. The Compensation Committee's philosophy is to slow the growth in base salary and put a greater portion of total compensation at risk through the bonus plan. In addition, the Committee seeks to provide equity-based incentives to further motivate executives over the long term to respond to MIGI's business challenges and opportunities as owners rather than just as employees. The Compensation Committee intends for executive annual compensation to continue to be tax-deductible to the Company.

     The Compensation Committee annually considers salary surveys produced by independent compensation consulting firms. This information helps the Committee determine appropriate levels of executive compensation. For the positions of Chief Executive Officer and Chief Financial Officer, the survey data compares the Company with other insurance companies and with all other industries based on:
     --  comparable asset levels;
     --  direct written premiums;
     --  net written premiums; and
     --  other relevant indices.
For other executive positions, the Committee considers salary surveys comparing MIGI with other insurance companies of similar asset and premium levels. Some of the insurance companies participating in the salary surveys are included in the Total Return Industry Index for NASDAQ Insurance Stocks. The Total Return Industry Index is shown in the Stock Performance Graph contained in Part III, Item 11 of this Amendment No.1 to the Form 10-K filed by MIGI for the period ended December 31, 2000.

     The 2000 bonus compensation plan for key executive employees ("the Bonus Plan") is described above under "Executive Bonus Compensation Plan." The Bonus Plan allowed executives to earn additional compensation if Meridian Mutual, Meridian Security and the Meridian Citizens Group attained certain levels of annual pre-tax income. Within the Bonus Plan, a cash bonus would be calculated as a percentage of base salary and benchmarked annually against the salary surveys and other information from the independent compensation consulting firms. If a bonus were earned under the Bonus Plan, executives could elect to take it in cash or MIGI stock or a combination of the two. For 2001, the Quality Performance Bonus plan ("QPB ") replaces the Bonus Plan. The QPB provides performance incentive and salary bonus to all eligible employees of MIGI based on performance goals established by the Company's senior management. Under the QPB, quarterly bonuses are paid to all MIGI employees who have completed two full quarters of service if the net statutory combined loss and expense ratio for the Meridian Insurance Companies for such quarter is 102 percent or lower and the combined net loss and allocated loss adjustment expense ratio is less that 66 percent.

     MIGI's long-term incentive program consists of grants under the Employee Incentive Stock Plan. Under the Employee Incentive Stock Plan, key employees may receive grants of incentive stock options, non-qualified stock options, appreciation rights and restricted stock awards. In 2000, the Compensation Committee implemented a long-term stock incentive plan covering the years 2000 through 2002. For each of the calendar years covered by the plan, an executive participant will earn an award of MIGI stock if Meridian's consolidated combined ratio result for that calendar year is better than the property-casualty industry average for the same year as calculated by A. M. Best Company. A target stock award for the total three-year period is based on the current rate of the executive participant's base compensation. The formula for determining the award contains three different levels of shares per specified amounts of base salary: the highest level for the Chief Executive Officer, a second level for the Senior Vice Presidents and the Chief Financial Officer, and another level for vice presidents and division directors. The annual stock payout, if earned, will equal one-third of the executive participant's total target stock award under the plan and be paid in the following calendar year. No award will be made for annual results equal to or above the industry average. Payout of any award is contingent on annual results in which income is sufficient to produce net income after recording of expenses related to the payout.


Bases for CEO Compensation

     Ms. Oman's base salary was increased during 2000 to reward her individual accomplishments during 1999 in:
     --  combined ratio results better than the industry;
     -- overall direct written premium growth better than the industry;
     -- continued development of alternative methods of distribution;
     -- continued growth as a non-standard automobile insurance writer;
     --  continued operational efficiencies; and
     -- achieving other long-range business and operating objectives.
The Committee did not assign relative weights to these factors. Her new base salary was slightly above the average for chief executive officers of insurance companies with direct and net written premiums over $200 million. It was below the average salary for chief executive officers of similarly-sized companies across all industries.

     As mentioned above, bonus compensation under the Bonus Plan is tied to the attainment of corporate performance goals. The 2000 combined pre-tax net income of the Meridian and Meridian Citizens companies did not meet the 70 percent threshold level established under the Bonus Plan. As a result, Ms. Oman did not receive a bonus under the Bonus Plan for 2000 results. Likewise, no stock award was earned under the Company's long-term stock incentive plan since Meridian's consolidated combined ratio results for 2000 were not better than the property-casualty industry average for 2000. Ms. Oman's total compensation package was lower than the average paid to chief executive officers of the comparison companies.

Compensation of Other Executive Officers

     During 2000, the Compensation Committee adjusted the other executives' base salaries based on:
     --  the assignment of internal responsibility;
     --  their individual contributions to MIGI's performance;
     -- the results of the latest salary surveys; and -- other relevant information.
The Committee did not assign relative weights to these factors.

     These salaries are below the competitive range of people with comparably responsible positions at similarly-sized insurance companies, both regionally and nationally. On the other hand, the bonus opportunities for MIGI executives are greater than what our competitors offer. The Compensation Committee's philosophy is to put the bonus award at risk and to compensate for that risk with a slightly-higher-than-average total compensation package when the bonus is earned.

     The 2000 combined pre-tax net income of Meridian Mutual, Meridian Security and Meridian Citizens Group was below the 70 percent threshold level so the executives did not receive a bonus under the Bonus Plan. Likewise, no stock award was earned under the Company's long-term stock incentive plan since Meridian's consolidated combined ratio results for 2000 were not better than the property-casualty industry average for 2000. The other executives' total compensation listed in the Summary Compensation Table was lower than the comparison companies surveyed.

MIGI Compensation Committee         Meridian Mutual Compensation Committee
Ramon L. Humke                      Martha D. Lamkin, Chairperson,
Thomas H. Sams                      Ramon L. Humke
                                    G. Benjamin Lantz, Jr.

Stock Performance Graph

     The following performance graph compares the cumulative total shareholder return on the Company's Common Shares with:
     --  the Center for Research in Securities Prices (CRSP) Total
         Return
     -- Index for NASDAQ Stock Market (U.S. Companies); and the CRSP Total Return Industry Index for NASDAQ Insurance Stocks for the years 1996 through 2000.
The comparison assumes $100 was invested on December 31, 1995, in MIGI's Common Shares and in the CRSP indices. It also assumes reinvestment of dividends. The CRSP Total Return Industry
Index for NASDAQ Insurance Stocks includes all insurance companies quoted on the NASDAQ stock market within the SIC codes 631 and 633. Upon a written request to MIGI's Corporate Secretary, we will undertake to provide the names of the companies listed on the NASDAQ insurance stock index.

         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
    MIGI, NASDAQ STOCK MARKET (U.S.), NASDAQ INSURANCE STOCKS

                              NASDAQ Stock            NASDAQ
                 MIGI         Market (U.S.)      Insurance Stocks

12/31/95       100.000          100.000              100.000
12/31/96       101.311          123.036              113.991
12/31/97       117.246          150.693              167.212
12/31/98       158.216          212.509              148.981
12/31/99       122.885          394.921              115.566
12/31/00       256.807          237.618              145.124

Compensation Committee Interlocks and Insider Participation

     MIGI's Compensation Committee consists of Thomas H. Sams and Ramon L. Humke, Chairman of the MIGI Board of Directors. The bylaws of the Company provide that the Chairman of the Board is an officer of the Company, but Mr. Humke is not an employee of the Company. Mr. Humke also serves on the Compensation Committee of Meridian Mutual.

Change-in-Control Agreements

     MIGI has executed change-in-control severance pay arrangements with the executives of MIGI and Meridian Mutual.
The Termination Benefits Agreement ("Agreement") would provide severance payments and benefits to the executives if their employment is terminated under certain circumstances within one year following a change in control. A "change in control" would occur if 50 percent or more of MIGI's outstanding Common Shares were acquired by an entity other than the Company, Meridian Mutual or an employee benefit plan of the Company. There are additional conditions that could result in a change-in-control event. MIGI may not waive or modify provisions of the Agreement, either before or after a change in control, without the written consent of the participant. However, either MIGI or the participant may elect not to extend the Agreement for the next calendar year by giving written notice.

     Under the Agreement, termination for other than "cause" after a change in control would entitle Ms. Oman and Messrs. Hazelbaker, Hanrahan, English, and Buedel to any earned and unpaid bonus and to a lump sum payment equal to 2.99 times their average annual cash compensation received over the past five years. All other eligible executives would receive any earned and unpaid bonus and a lump sum payment equal to two times their average annual cash compensation received over the past five years.

     An amendment to the Agreement effective October 25, 2000, extends the period during which benefits are payable upon termination of employment for any reason (other than retirement, disability or death) to two years (from one year) and provides for the payment of benefits for an additional year if the executive terminates employment during that year for "good reason," which includes, among other things: (i) the assignment to the employee of duties which are materially and adversely different from or inconsistent with the duties, responsibilities, and status of the employee's position at any time during the 12-month period prior to the change in control, or which result in a significant change in the employee's authority and responsibility as a senior employee of the employer or any of its affiliates;
(ii) a reduction in the employee's annual base salary in place as of the day immediately prior to the change in control, or the failure to grant salary increases and bonus payments on a basis comparable to those granted to other employees; (iii) the failure to continue in effect MIGI's supplemental retirement income plan; or (iv) a demand that the employee relocate to a location in excess of 35 miles from the location where the employee is currently based. The existence of good reason is not affected by the employee's incapacity due to physical or mental illness. The employee's continued employment does not constitute a waiver of the employee's rights with respect to any circumstance constituting good reason under this amendment. The employee's determination of good reason is conclusive and binding upon MIGI and its successors provided such determination has been made in good faith.


Compensation of Directors

     MIGI directors who are also salaried employees of the Company receive no fees for services as directors. MIGI Board members who are not salaried Company employees and who do not serve on the Board of any affiliates receive
an annual retainer of $20,000.    Nonemployee MIGI Board members serving on
the Board of an affiliate receive a $1,000 annual retainer from MIGI.

     The Chairman of the MIGI Board earns a total stipend of $40,000. The chairmen of one or more affiliated Boards or one or more Board committees receive an additional $1,600 per year for services in those capacities. All directors, aside from salaried employees, receive per diem meeting fees of $1,000 for each Board or Committee meeting they attend.

     MIGI had a defined benefit pension plan for the benefit of eligible nonemployee directors of MIGI or Meridian Mutual until the Board terminated the plan in February 2000. Directors became eligible to participate in the plan after completing five years of credited service. This meant all calendar years the nonemployee director attended at least 50 percent of the regular quarterly meetings. The plan provided a monthly retirement allowance equal to 1.75 percent of the final earnings for each year of credited service. Final earnings were the five consecutive years with the highest average annual total fees paid during the period of directorship. The monthly retirement allowance began on the director's retirement date and continued monthly for his or her lifetime until the plan was terminated in February 2000. The plan also provided benefits for delayed retirement, early retirement or death. Early retirement benefits were available at age 55.
The directors could select an optional method of benefit payment. When the plan was terminated in 2000, directors received a cash payment equivalent to the present value of their accrued benefit.

     MIGI has an Outside Director Stock Option Plan. An "outside director" is a director of either MIGI or Meridian Mutual who is not a Meridian employee on the date of grant. Each Outside Director was granted an option to purchase 1,000 Common Shares in May of each year from 1994 through 2000. Ten percent stock dividends declared in 1999 and 2000 have increased each of these option grants to 1,210 shares. Each Outside Director will be granted an option to purchase 1,210 Common Shares on the date of each Annual Meeting of Shareholders in the years 2001 through 2003, unless the plan is terminated earlier. The directors will pay the Company no consideration for being granted the option. The exercise price per share will equal the fair market
value of a Common Share on the date of grant.    Each option will be
exercisable beginning one year after the date of grant. Each option will expire no later than ten years after the date of grant.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     Set forth below is certain information as of April 23, 2001 regarding the beneficial ownership of the Company's Common Shares by: (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company; (ii) all directors; (iii) each of the Company's officers; and (iv) all current directors and officers as a group.


Person                         Number of        Percentage
                               Shares           of Class

Meridian Mutual Insurance      3,811,500 (1)    48.3%
Company

Gregory M. Shepard             1,588,400 (2)    20.1%
15 Country Club Place
Bloomington, Illinois 61701

State Automobile Mutual        4,501,680 (3)    8.7%
Insurance Company
518 East Broad Street
Columbus, Ohio 43215

Directors:

  Norma J. Oman                  180,728 (4)      2.2%
  Ramon L. Humke                  24,339 (5)       *
  John T. Hackett                 12,248 (5)       *
  Joseph D. Barnette, Jr.         14,513 (5) (6)   *
  David M. Kirr                   14,513 (5)       *
  Thomas H. Sams                   9,318 (7) (8)   *
  James D. Price                  22,263 (5) (9)   *
  Sarah W. Rowland                 8,948 (5)       *

Officers:

  Steven R. Hazelbaker            42,559 (10)      *
  Carl W. Buedel                  46,492 (11)      *
  Timothy J. Hanrahan             39,787 (12)      *
  Steven E. English                    0           *
  Susan C. Bowron-White            3,117 (13)      *

All directors and executive      418,825 (14)     5.1%
officers as a group (13
persons)

* The asterisk means this person beneficially owns less than one percent of the Common Shares.

  (1) Pursuant to the Voting Agreement between Meridian Mutual and State Auto dated October 25, 2000, State Auto has shared voting power, but no investment power, with respect to the 3,811,500 Common Shares held by Meridian Mutual.

  (2) This number is based on a copy of a Schedule 13D/A filed by Gregory M. Shepard with the Securities and Exchange Commission on December 8, 2000.

  (3) This information regarding State Auto is based on information provided by State Auto, including a copy of a
      Schedule 13D filed jointly by State Auto and MIGI Acquisition Corp. with the Securities and Exchange Commission on January 11, 2001. This number includes 3,811,500 shares owned by Meridian Mutual as to which State Auto shares voting power pursuant to the Voting Agreement but has no investment power.

  (4) This number includes 141,814 Common Shares Ms. Oman has the option to purchase under the Company's Incentive Stock Plans.

  (5) This number includes options to purchase 7,260 Common Shares granted under the Company's 1994 Outside Director Stock Option Plan.

  (6) This number includes 2,420 Common Shares held by Mr.
      Barnette's spouse. Mr. Barnette shares voting and dispositive power with respect to these Common Shares.

  (7) This number includes 1,210 Common Shares owned by Waldemar
      Industries, Inc., which is principally owned by Mr. Sams.

  (8) This number includes options to purchase 6,050 Common Shares granted under the Company's 1994 Outside Director Stock Option Plan.

  (9) This number includes 2,420 Common Shares held by Mr. Price's spouse and 1,210 Common Shares held under a retirement account for the benefit of Mr. Price.

 (10) This number includes 39,833 Common Shares Mr. Hazelbaker has the option to purchase under the Company's Incentive Stock Plans and approximately 1,118 Common Shares held by the Company's
      401(k) Plan.

 (11) This number includes 28,561 Common Shares Mr. Buedel has the option to purchase under the Company's Incentive Stock Plans.

 (12) This number includes 24,261 Common Shares Mr. Hanrahan has the option to purchase under the Company's Incentive Stock Plans.

 (13) This number includes 2,420 Common Shares Ms. Bowron-White has the option to purchase under the Company's Incentive Stock Plans and approximately 343 Common Shares held by the Company's 401 (k) Plan.

 (14) This number includes 286,499 Common Shares subject to options to purchase under the Company's Incentive Stock Plans or the Company's 1994 Outside Director Stock Option Plan. Common Shares directly owned by Meridian Mutual are not included in this number.



ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Meridian Mutual incorporated MIGI in 1986. MIGI remained a wholly-owned subsidiary of Meridian Mutual until March 1987. At that time, MIGI sold 1,700,000 Common Shares in a public offering. This reduced Meridian Mutual's ownership of MIGI's outstanding Common Shares from 100 percent to approximately 65 percent. MIGI completed a second public offering of 1,725,000 Common Shares in 1993. This further reduced Meridian Mutual's ownership of MIGI to approximately 46.8 percent of its Common Shares. In mid-1996, the Company acquired Citizens Security Group, Inc., and its property and casualty insurance subsidiaries, Meridian Citizens Security Insurance Company ("MC Security"), formerly Citizens Fund Insurance Company, and Insurance Company of Ohio ("ICO") and became affiliated with Meridian Citizens Mutual Insurance Company ("MC Mutual"), formerly Citizens Security Mutual Insurance
Company. References in this Proxy Statement to "Meridian Citizens Group" include MC Security, ICO and MC Mutual.

     MIGI markets insurance products and services through its wholly-owned subsidiaries, Meridian Security and MC Security. Their operations are interrelated with the operations of MC Mutual and Meridian Mutual, an Indiana mutual property and casualty company. MIGI believes its various transactions with Meridian Mutual and MC Mutual are on terms no less favorable to MIGI than what could be negotiated with an independent third party.

     MIGI obtains the majority of its insurance business through a Reinsurance Pooling Agreement with Meridian Mutual and MC Mutual. In addition, Meridian Mutual provides the facilities and many services required to conduct MIGI's business. During 2000, MIGI paid Meridian Mutual $390,000 for administrative and other services.

Description of Pooling Agreement

     Meridian Mutual, Meridian Security, MC Mutual, MC Security and ICO are parties to a Reinsurance Pooling Agreement. It covers all the property and casualty insurance written by the parties. Thus, premiums, losses, loss adjustment expenses and the underwriting and administrative expenses of the parties are shared according to established percentages. Currently, the participation percentages are 74 percent for MIGI's insurance subsidiaries, 22 percent for Meridian Mutual, and four percent for MC Mutual. These participation percentages were fixed with reference to the relative surplus positions of the companies.

     The MIGI and Meridian Mutual Audit Committees have the responsibility of monitoring the parties' relationships under the Reinsurance Pooling Agreement. The Committees have established the procedures they deem necessary and appropriate for this process. Their guidelines provide for:
     -- reviewing the participation percentages at least annually; and
     -- referring any decision to change the participation percentages to the Pooling Agreement Committees of MIGI and Meridian Mutual.

     MIGI's business and operations are integrated with and dependent upon Meridian Mutual's business and operations. Management of Meridian Mutual and MIGI will decide:
     -- which expenses relate to underwriting, meaning they will be shared by the parties under the pooling agreement; and
     -- which assets and liabilities will be transferred among the parties to the pooling agreement and what their values are.
The pooling agreement does not have established procedures for making these decisions.

     MIGI and Meridian Mutual do not always have the same interests. Their interests conflict when it comes to:
     -- establishing participation ratios under the pooling agreement;
     -- allocating expenses unrelated to insurance underwriting; and -- MIGI's dividend policy.
Their interests may or may not be in conflict regarding:
     --  business and investment philosophies;
     --  profit objectives;
     --  cash management; and
     --  possibly other matters.

     The wording of the pooling agreement itself eliminates some potential conflicts. For instance, it doesn't matter which company insures a particular pooled risk because the operating results of all the participants depend on the results of the total business covered by the pooling agreement. Therefore, the parties will have identical loss and loss adjustment expense ratios and virtually identical expense ratios.

     When the interests of MIGI and Meridian Mutual conflict, MIGI directors make decisions based on their fiduciary duties to the Company and its shareholders. However, individuals who are directors of both the Company and Meridian Mutual also owe fiduciary duties to the policyholders of Meridian Mutual. There are no procedures for having only disinterested directors make those decisions.

     Future events that could affect the participation percentages among the parties include:
     --  Meridian Mutual's receipt of dividends on MIGI Common
         Shares it owns;
     -- changes in the capital structure or asset values of any of the parties to the pooling agreement;
     -- different effective rates of income taxation; or -- other factors which disproportionately affect the surplus of the companies

     The pooling agreement has no fixed term. It will stay in effect with regard to any one party until both Meridian Mutual and that party decide to end the agreement. A vote by MIGI shareholders is not necessary to amend or terminate the pooling agreement. If the pooling agreement were terminated:
     -- the terminating party would transfer back to Meridian Mutual the liabilities ceded by Meridian Mutual plus an equal amount of assets, and
     -- Meridian Mutual would transfer back to the terminating party the liabilities ceded by the terminating party plus an equal amount of assets.
Terminating the pooling agreement would not affect MIGI's ownership of all the outstanding common shares of Meridian Security, MC Security and ICO.

     The pooling agreement cannot be terminated or the participation percentages changed unless the Insurance Commissioners of Indiana and Ohio give their approval. This requirement is for the protection of policyholders of Meridian Security, MC Security, ICO, MC Mutual and Meridian Mutual, and not for the protection of MIGI shareholders. MIGI intends for its insurance subsidiaries to remain in the pooling agreement, absent unforeseen changes in circumstances.

MIGI Audit Committee:  Directors Barnette, Hackett, Humke, Price,
      and Sams
Meridian Mutual Audit Committee:  Directors Hackett, Humke and
      Price
MIGI Pooling Agreement Committee:  Directors Barnette, Hackett,
      Humke, Kirr and Oman
Meridian Mutual Pooling Agreement Committee:  Directors Hackett,
      Humke and Oman


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