Form 10-Q
period 2001-03-31
MERIDIAN INSURANCE GROUP INC
filed 2001-05-14
CIK 809801

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-Q


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


                 7,894,196 Common Shares at March 31, 2001


Total pages: 15



             MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

            Item 1. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

            These quarterly interim financial statements are unaudited.



                    MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                                    March 31       December 31
                                                      2001            2000
                                                   (Unaudited)

                     ASSETS
Investments:
 Fixed maturities, available for sale at fair value
      (cost $228,034,000 and $232,938,000)      $   233,495,711 $   235,184,265
 Equity securities, at fair value
      (cost $48,789,000 and $45,039,000)             47,480,713      52,680,078
 Short-term investments, at cost, which
      approximates market                             1,866,320       6,140,534
 Other invested assets                                2,183,038       1,899,308
   Total investments                                285,025,782     295,904,185
Cash                                                  1,895,574       1,849,786
Premiums receivable                                  10,987,303       9,283,881
Accrued investment income                             3,059,198       3,803,515
Deferred policy acquisition costs                    19,799,417      19,716,433
Goodwill                                             13,189,870      13,365,992
Reinsurance receivables                              27,687,497      33,592,907
Prepaid reinsurance premiums                          3,548,847       3,589,669
Due from Meridian Mutual Insurance Company            9,409,811       6,928,351
Current and deferred federal income taxes            11,181,915      10,147,373
Other assets                                            876,992         708,768
   Total assets                                 $   386,662,206 $   398,890,860

      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses             $   151,581,126 $   161,772,444
Unearned premiums                                    88,196,907      87,882,951
Other post-employment benefits                        2,415,679       2,273,321
Bank loan payable                                     6,000,000       6,500,000
Reinsurance payables                                  9,929,281       8,337,027
Other liabilities                                     3,805,463       5,673,453
   Total liabilities                                261,928,456     272,439,196

Shareholders' equity:
   Common shares, no par value, Authorized 20,000,000 shares;
    Issued 8,339,498 and 8,312,878; Outstanding 7,894,196 and
    7,867,576 at March 31, 2001 and December 31, 2000,
    respectively                                     46,166,260      45,850,259
 Treasury shares, at cost; 445,302 shares            (6,549,079)     (6,549,079)
 Contributed capital                                 36,481,864      36,481,864
 Retained earnings                                   42,270,990      43,831,835
 Accumulated other comprehensive income               6,363,715       6,836,785
   Total shareholders' equity                       124,733,750     126,451,664
   Total liabilities and shareholders' equity   $   386,662,206 $   398,890,860


The accompanying notes are an integral part of the consolidated financial statements.




                    MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        2001            2000

Premiums earned                                 $    53,442,667 $    53,192,794
Net investment income                                 3,931,974       3,803,164
Net realized investment gains (losses)               (1,039,035)      1,318,934
Other income                                            258,432         285,943
  Total revenues                                     56,594,038      58,600,835


Losses and loss adjustment expenses                  42,590,823      38,583,510
General operating expenses                            4,051,222       4,050,952
Interest expenses                                       113,838         140,703
Amortization expenses                                12,258,537      12,362,857
  Total expenses                                     59,014,420      55,138,022

Income (loss) before taxes                           (2,420,382)      3,462,813

Income taxes (benefit):
  Current                                              (474,072)        599,000
  Deferred                                           (1,017,000)        199,000
     Total income taxes (benefit)                    (1,491,072)        798,000

    Net Income (loss)                           $      (929,310)$     2,664,813

  Basic weighted average shares outstanding           7,885,323       7,919,915

  Diluted weighted average shares outstanding         7,885,323       7,943,042

Per share results:

  Basic earnings (loss) per share               $         (0.12)$          0.34

  Diluted earnings (loss) per share             $         (0.12)$          0.34




The accompanying notes are an integral part of the consolidated financial statements.



                MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               for the three months ended March 31, 2001 and 2000
                                (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other
                                             Common        Treasury     Contributed      Retained    Comprehensive  Comprehensive
                                             Shares         Shares        Capital        Earnings        Income     Income (Loss)

Balance January 1, 2000                 $   44,793,300 $ (4,566,809)  $   36,481,864 $   54,112,519 $    5,988,295
Comprehensive income:
  Net income                                        --             --             --      2,664,813             -- $    2,664,813
  Other comprehensive
    income (loss), net of tax:
     Unrealized loss on securities,
     net of reclassification
     adjustment                                     --             --             --             --       (547,492)      (547,492)
Comprehensive income                                --             --             --             --             -- $    2,117,321
Repurchase of 59,128 common shares                  --       (809,011)            --             --             --
Issuance of 7,758 restricted
   common shares                               102,067             --             --             --             --
Exercise of stock options for 25,226
   common shares                               247,557             --             --             --             --
Dividends ($0.08 per share)                         --             --             --       (635,091)            --
Balance at March 31, 2000               $   45,142,924 $   (5,375,820)$   36,481,864 $   56,142,241 $    5,440,803


Balance January 1, 2001                 $   45,850,259 $   (6,549,079)$   36,481,864 $   43,831,835 $    6,836,785
Comprehensive income (loss):
  Net loss                                          --             --             --       (929,310)            -- $     (929,310)
  Other comprehensive
    income (loss), net of tax:
     Unrealized loss on securities,
     net of reclassification
     adjustment                                     --             --             --             --       (473,070)      (473,070)
Comprehensive income (loss)                         --             --             --             --             -- $   (1,402,380)
Exercise of stock options for 26,620
   common shares                               316,001             --             --             --             --
Dividends ($0.08 per share)                         --             --             --       (631,535)            --
Balance at March 31, 2001               $   46,166,260 $   (6,549,079)$   36,481,864 $   42,270,990 $    6,363,715


The accompanying notes are an integral part of the consolidated financial statements.




               MERIDIAN INSURANCE GROUP, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                     2001            2000

Cash flows from operating activities:
   Net income (loss)                                           $    (929,310)  $   2,664,813
   Reconciliation of net income (loss) to net cash
    used by operating activities:
     Amortization                                                 12,258,537      12,362,857
     Deferred policy acquisition costs                           (12,165,398)    (12,843,344)
     Deferred income taxes (benefit)                              (1,017,000)        199,000
     Increase in unearned premiums                                   313,956       3,162,200
     Decrease in losses and loss adjustment expenses             (10,191,318)     (5,326,238)
     Decrease (increase) in premium receivables                   (1,703,422)        388,589
     Increase in amount due to Meridian Mutual Ins. Co.           (2,481,461)     (4,666,100)
     Decrease in reinsurance receivables                           5,905,410       2,753,291
     Decrease (increase) in prepaid reinsurance premiums              40,822         (65,020)
     Decrease (increase) in other assets                            (168,223)        713,770
     Increase in reinsurance payables                              1,592,254       1,078,804
     Decrease in accrued commissions and
       other expenses                                             (1,608,038)     (1,513,711)
     Increase in payable for federal income taxes                    237,458         599,000
     Increase (decrease) in other liabilities                        240,049        (740,904)
     Net realized investment losses (gains)                        1,039,035      (1,318,934)
     Issuance of restricted common stock                                  --         102,067
     Other, net                                                      195,345        (329,382)
Net cash used by operating activities                             (8,441,304)     (2,779,242)

Cash flows from investing activities:
   Purchase of fixed maturities                                   (7,184,665)    (16,119,330)
   Proceeds from sale of fixed maturities                          4,303,482      13,794,926
   Proceeds from calls, prepayments and maturity
     of fixed maturities                                           7,086,392       4,281,277
   Purchase of equity securities                                    (555,626)     (6,698,656)
   Proceeds from sale of equity securities                         1,655,881       8,449,089
   Net decrease (increase) in short-term investments               4,274,215        (613,670)
   Decrease (increase) in other invested assets                     (277,053)         86,100
   Increase in securities receivable/payable                              --       1,494,493
Net cash provided by investing activities                          9,302,626       4,674,229

Cash flows from financing activities:
   Dividends paid                                                   (631,535)       (635,091)
   Repayment of bank loan                                           (500,000)       (500,000)
   Repurchase of common shares                                            --        (809,011)
   Exercise of stock options                                         316,001         247,557
Net cash used in financing activities                               (815,534)     (1,696,545)

Increase in cash                                                      45,788         198,442
Cash at beginning of period                                        1,849,786       1,381,888
Cash at end of period                                          $   1,895,574   $   1,580,330


The accompanying notes are an integral part of the consolidated financial statements.



           MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  The unaudited consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements of Meridian Insurance Group, Inc., for the year ended December 31, 2000. In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

  1. Related Party Transactions

     Meridian Insurance Group, Inc. (the "Company") is an insurance holding company principally engaged in underwriting property and casualty insurance through its wholly-owned subsidiaries, Meridian Security Insurance Company, Meridian Citizens Security Insurance Company and Insurance Company of Ohio. Since August 1, 1996, the companies have participated in a pooling arrangement with Meridian Mutual Insurance Company ("Meridian Mutual"), the principal shareholder of the Company, and Meridian Citizens Mutual Insurance Company, in which the underwriting income and expenses of each entity are shared. The participation percentages of the Company's insurance subsidiaries for each of the periods ended March 31, 2001 and 2000 totaled 74 percent.

  2. Reinsurance

     For the three months ended March 31, 2001 and 2000, the effects of reinsurance on the Company's premiums written, premiums earned and losses and loss adjustment expenses are as follows:


                           Three Months Ended
                                 March 31,
                            2001           2000

     Premiums written:
        Direct         $ 56,242,942   $  60,437,396
        Assumed             137,557          92,952
        Ceded            (2,583,054)     (4,240,373)
        Net            $ 53,797,445   $  56,289,975

     Premiums earned:
        Direct         $ 55,941,690   $  57,274,651
        Assumed             124,853          93,497
        Ceded            (2,623,876)     (4,175,354)
        Net            $ 53,442,667   $  53,192,794

     Losses and loss adjustment expenses:
        Direct         $ 42,084,160   $  38,254,821
        Assumed             180,713         267,419
        Ceded               325,950          61,270
        Net            $ 42,590,823   $  38,583,510

  3. Earnings Per Share

     The following table represents the reconciliation of the numerators and denominators of the Company's basic earnings per share and diluted earnings per share computation reported on the Consolidated Statement of Income for the three month periods ended March 31, 2001 and 2000:

                                           Three Months Ended
                                                March 31,
                                            2001           2000

Basic earnings per share computation:
 Numerator:
    Net income (loss)                 $   (929,310)  $  2,664,813
 Denominator:
    Weighted average common
    shares outstanding                   7,885,323      7,919,915
 Basic earnings (loss) per share      $      (0.12)  $       0.34


Diluted earnings per share computation:
 Numerator:
    Net income (loss)                 $   (929,310)  $  2,664,813
 Denominator:
    Weighted average common
    shares outstanding                   7,885,323      7,919,915
    Stock options                               --         23,127
    Total shares                         7,885,323      7,943,042
 Diluted earnings (loss) per share    $      (0.12)  $       0.34



  4. Income Taxes

     For the three months ended March 31, 2001, the Company's income tax benefit differed from the tax benefit expected by applying the applicable statutory corporate tax rate primarily due to tax-exempt interest income, the dividends received deduction and changes in estimated tax liabilities.

  5. Comprehensive Income

     The Company's other comprehensive income (loss) consists solely of net unrealized gains (losses) on securities. The total net unrealized gains (losses) on securities for the three month periods ended March 31, 2001 and 2000 consist of the following:


                                                        Three Months Ended
                                                             March 31,
                                                         2001           2000

Unrealized holding gains (losses) before
   deferred income taxes                          $   (1,549,172)$      632,800
Deferred income tax (expense) benefit                    542,000       (221,000)
      Subtotal                                        (1,007,172)       411,800
Less:  Reclassification adjustment for
          realized gains (losses)                       (821,102)     1,476,292
       Income tax (expense) benefit related
          to realized gains                              287,000       (517,000)
      Subtotal                                          (534,102)       959,292

Other comprehensive loss                          $     (473,070)$     (547,492)

  6. Segment Information

     The following tables display the Company's reportable segments, a reconciliation of segment data to total consolidated financial data, and related disclosure information concerning revenues as required by SFAS No. 131 for the three months ended March 31, 2001 and 2000. Segments were defined based upon the Company's structure and decision making processes. Personal, commercial, and farm lines are segmented within all internal reporting mechanisms to aid chief decision makers in achieving profitable results within each business segment. Amortization was allocated by segment based upon a ratio of premium. Investment income is allocated based upon the relative size of each segment. Asset information by reportable segment is not reported, since the Company does not internally produce such information.

Three months ended March 31, 2001
                                                                                      Segment       Non-segment
                                     Personal          Farm         Commercial         Total           Total           Total
Premiums earned                  $  30,872,792   $   2,975,692   $  19,594,183   $  53,442,667   $         ---   $ 53,442,667
Net investment income                2,271,425         218,933       1,441,616       3,931,974             ---      3,931,974
Net realized losses                        ---             ---             ---             ---      (1,039,035)    (1,039,035)
Other income                               ---             ---             ---             ---         258,432        258,432
   Total revenues                   33,144,217       3,194,625      21,035,799      57,374,641        (780,603)    56,594,038

Losses and LAE expenses             25,903,818       1,611,838      15,075,167      42,590,823             ---     42,590,823
General operating expenses           2,170,246         232,977       1,647,999       4,051,222             ---      4,051,222
Interest expense                           ---             ---             ---             ---         113,838        113,838
Amortization expenses                6,566,916         704,962       4,986,659      12,258,537             ---     12,258,537
   Total expenses                   34,640,980       2,549,777      21,709,825      58,900,582         113,838     59,014,420

Income (loss) before taxes          (1,496,763)        644,848        (674,026)     (1,525,941)       (894,441)    (2,420,382)
Income taxes (benefit)                (922,078)        397,257        (415,232)       (940,053)       (551,019)    (1,491,072)

   Net income (loss)             $    (574,685)  $     247,591   $    (258,794)  $    (585,888)  $    (343,422)  $   (929,310)


Three months ended March 31, 2000

Premiums earned                  $  31,455,540   $   2,754,009   $  18,983,245   $  53,192,794   $         ---   $ 53,192,794
Net investment income                2,249,000         196,905       1,357,259       3,803,164             ---      3,803,164
Net realized gains                         ---             ---             ---             ---       1,318,934      1,318,934
Other income                               ---             ---             ---             ---         285,943        285,943
   Total revenues                   33,704,540       2,950,914      20,340,504      56,995,958       1,604,877     58,600,835

Losses and LAE expenses             23,231,185       1,295,096      14,057,229      38,583,510             ---     38,583,510
General operating expenses           2,235,721         231,985       1,583,246       4,050,952             ---      4,050,952
Interest expense                           ---             ---             ---             ---         140,703        140,703
Amortization expenses                6,823,062         707,981       4,831,814      12,362,857             ---     12,362,857
   Total expenses                   32,289,968       2,235,062      20,472,289      54,997,319         140,703     55,138,022

Income (loss) before taxes           1,414,572         715,852        (131,785)      1,998,639       1,464,174      3,462,813
Income taxes (benefit)                 325,986         164,967         (30,370)        460,583         337,417        798,000

   Net income (loss)             $   1,088,586   $     550,885   $    (101,415)  $   1,538,056   $   1,126,757   $  2,664,813



As required by SFAS No. 131, the following table delineates the Company's products and revenues in a manner which is consistent with segment reporting:
                                   Three months ended March 31,
                                       2001            2000
Personal Lines:
    Automobile                   $  23,877,036   $  24,699,256
    Homeowners                       6,335,025       6,115,062
    Other                              660,731         641,222
Total Personal Lines                30,872,792      31,455,540

Commercial Lines:
    Automobile                       5,233,899       5,040,544
    Workers Compensation             6,752,652       6,427,711
    Commercial Multi-Peril           6,437,711       6,265,706
    Other                            1,169,921       1,249,284
Total Commercial Lines              19,594,183      18,983,245

Farm Lines:
    Farmowners                       2,410,062       2,217,155
    Other                              565,630         536,854
Total Farm Lines                     2,975,692       2,754,009

Total All Lines Combined         $  53,442,667   $  53,192,794


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

  8. Supplemental Cash Flow Disclosures

     Interest on the bank loan paid for the three month periods ended March 31, 2001 and 2000 was $119,838 and $137,103, respectively.

     No federal income taxes were paid for the three month periods ended March 31, 2001 and 2000.

  9. Pending Mergers

     On October 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "MIGI Merger") of the Company with a newly-formed, wholly-owned subsidiary of State Automobile Mutual Insurance Company ("State Auto"). At the same time, the Company's largest shareholder, Meridian Mutual, entered into an Agreement to Merge with and into State Auto (the "Mutual Merger" and together with the MIGI Merger, the "Mergers"). As a result of the Mergers, (a) the operations of Meridian Mutual and State Auto will be combined, with State Auto as the surviving corporation of the Mutual Merger, (b) the Company will become a wholly-owned subsidiary of State Auto, and (c) the public shareholders of the Company will receive $30.00 per share in cash. Each Merger is conditioned upon consummation of the other Merger and receipt of regulatory approvals, including the Indiana and Ohio Departments of Insurance. In addition, the MIGI Merger must be approved by the shareholders of the Company and the Mutual Merger must be approved by the policyholders of Meridian Mutual and State Auto and reapproved by the board of directors of each party. On April 23, 2001, the policyholders of Meridian Mutual and State Auto held special meetings at which they approved and adopted the Plan and Joint Agreement of Merger. On April 26, 2001, the Indiana Department of Insurance granted regulatory approval of the acquisition of control of the Company and its insurance company subsidiaries by State Auto. On May 23, 2001, a special meeting of the Company's shareholders will be held to consider and vote upon the MIGI Merger. Together, Meridian Mutual and State Auto own approximately 53% of the Company's outstanding shares and each have agreed to vote all Company shares owned by them in favor of the MIGI Merger. The Merger Agreement also provides for the payment of a break-up fee or liquidated damages to State Auto or liquidated damages to the Company if the Merger Agreement is terminated under certain circumstances.


                 MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

         Financial Position

         Total assets for Meridian Insurance Group, Inc. were $386.7 million at March 31, 2001, a decrease from the December 31, 2000 total of $398.9 million. Total investments declined by $10.9 million reflecting changes in market values of investments and operating cash flows. Total liabilities at March 31, 2001 of $261.9 million decreased in comparison to $272.4 million reported at December 31, 2000. The decline of $10.2 million in losses and loss adjustment expense reserves from year end primarily reflects the timing of claim settlements.

         Unrealized appreciation on the Company's fixed maturity portfolio increased by approximately $3.2 million since December 31, 2000. The modified duration of the Company's fixed maturity portfolio is approximately 4.8 years. Net unrealized appreciation on equity securities decreased by $3.9 million since December 31, 2000.

         The Company's shareholders' equity at March 31, 2001 decreased by approximately $1.7 million to $124.7 million compared to $126.5 million reported at December 31, 2000. The primary factors leading to this decrease were a net loss of $0.9 million, net unrealized losses on securities of $0.5 million and shareholder dividends of $0.6 million. These factors were partially offset by $0.3 million related to the exercise of stock options. The Company's book value per share at March 31, 2001 was $15.80, compared to $16.07 reported at year end 2000.

         Results of Operations


         First quarter 2001 operating results improved substantially from the fourth quarter of 2000 but were below first quarter 2000 results. For the quarter, the Company recorded an operating loss of $0.3 million, or $0.03 per diluted common share. This compares to an operating loss per diluted common share of $1.19 for the fourth quarter of 2000 and operating earnings of $0.23 per diluted common share for the first quarter of 2000. Net realized investment losses for the first quarter of 2001 were $0.09 per diluted common share compared to net realized investment gains of $0.11 per diluted common share in 2000. The Company's first quarter 2001 statutory combined ratio was approximately 108.3 percent, compared to 132.7 percent for the fourth quarter of 2000 and 101.8 percent for the first quarter of 2000.

         Net written premiums of $53.8 million for 2001 decreased
         4.4 percent from the first quarter of 2000. For the first quarter of 2001, net written premiums for personal lines decreased 5.6 percent to $30.0 million, commercial lines decreased 3.7 percent to $20.6 million, while farm lines increased 2.4 percent to $3.2 million. The decline in net premiums written for personal lines was primarily due to the termination of the GROUPadvantager program in late 2000. Net written premiums for GROUPadvantager were approximately $0.5 million and $3.2 million during the first quarters of 2001 and 2000, respectively. (GROUPadvantage is a registered service mark of Consumer Insurance Services of America "CISA" and is used under license from CISA.) This decline was partially offset by an increase in non-standard automobile net written premiums of $1.5 million from the first quarter of 2000. Commercial lines net written premiums declined from the first quarter of 2000 due to lower levels of new business. The Company implemented rate increases and stricter underwriting guidelines to improve profitability. Ceded premiums written in the first quarter of 2001 were $2.6 million compared to $4.2 million for the first quarter of 2000. The decrease is attributable to lower levels of direct written premium, a refund of workers' compensation ceded premium and the elimination of the Company's underlying aggregate excess catastrophe reinsurance contract in 2001.

         The Company's total revenues for the first quarter of 2001 were $56.6 million compared to $58.6 million for the same period in 2000. Premiums earned increased slightly to $53.4 million from $53.2 million for 2000. During the first quarter of 2001, total personal lines earned premium decreased 1.9 percentage points from the same period in 2000. Premiums earned for personal automobile, the Company's largest line of business, decreased by 3.3 percentage points, offset by increases in earned premiums for homeowners of 3.6 percentage points. During the first quarter of 2001, premiums earned in the non-standard automobile line of business increased to $5.6 million from $4.3 million for the same period in 2000, while earned premiums for the GROUPadvantager products decreased by $1.8 million to $1.1 million for first quarter 2001. Earned premiums for commercial and farm lines improved during the first quarter of 2001 by approximately 3.2 percent and 8.0 percent, respectively.

         Net investment income for the first quarter of 2001 was approximately $3.9 million, which is consistent with the same period in 2000. The Company has continued to focus on increasing book yield by selling lower yielding and tax advantaged securities and reinvesting the proceeds in higher yielding fixed maturities. The Company recorded a net realized loss from the sale and write-down of investments for approximately $1.0 million, or $0.09 per diluted common share after tax, compared to a realized gain of $1.3 million or $0.11 earnings per diluted common share after tax for the prior period. During the first quarter of 2001, net realized investment losses includes approximately $0.7 million of losses due to other than temporary declines in fair value on certain utility equity securities owned by the Company.

         The Company's total incurred losses and loss adjustment expenses for the first quarter of 2000 increased to $42.6 million from $38.6 million for the first quarter of 2000. The first quarter 2001 loss and loss adjustment expense ratio increased to 79.7 percent compared to 72.5 percent for the same period in 2000. Loss and loss adjustment expenses for personal lines increased by 11.5 percentage points. Commercial lines increased during the first quarter of 2001 by 7.3 percentage points. Operating results continue to be negatively impacted by the discontinued GROUPadvantage program, which added 5.3 percentage points to the overall loss and loss adjustment expense ratio in the first quarter of 2001. For the first quarter of 2000, GROUPadvantage added 2.9 percentage points to the overall loss and loss adjustment expense ratio. Weather-related property losses were not a significant factor in either 2001 or 2000 first quarter operating results.

         The Company's total general operating and amortization expenses for the first quarter of 2001 were $16.3 million down from $16.4 million for the first quarter of 2000. Relative to earned premium, the expense ratio improved to
         30.5 percent compared to 30.9 percent for the first quarter of 2000.


              MERIDIAN INSURANCE GROUP, INC. AND SUBSIDIARIES


  PART II.    OTHER INFORMATION

               Item 1. Legal Proceedings

               The lawsuit filed against the Company and its individual directors, which was discussed in Item 3 of the Company's annual Form 10-K for the period ended December 31, 2000, was dismissed by the United States District Court, Southern District of Indiana, on April 10, 2001. The court dismissed the plaintiff's claims for injunctive relief with prejudice and dismissed the plaintiff's claims for monetary relief without prejudice for lack of jurisdiction.

               Item 6. a. Exhibits.  No exhibits are filed for the
                          period covered by this statement.

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


                                   MERIDIAN INSURANCE GROUP, INC.



  DATE:   May 14, 2001                    By:  /s/ Norma J. Oman
                                               Norma J. Oman, President and
                                               Chief Executive Officer

  DATE:   May 14, 2001                    By:  /s/ Steven E. English
                                               Steven E. English,
                                               Chief Financial Officer and
                                               Treasurer